Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1995-03-20
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
- ----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                             94-3094910
- -------------------------------    ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                          94403
- ---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
  Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                                   Yes  X  No
                                                            ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated January 22, 1992 forming a part of Registration Statement No. 33-31237 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, and as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992 is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in June 1989 and was inactive until it commenced the sale of Units in May 1990. The purpose of the Partnership is to make venture capital investments in emerging growth companies as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated January 22, 1992. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1998, subject to the right of the individual general partners to extend the term for up to two additional two-year periods.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

The Annual Meeting of the Limited Partners of the Partnership was held on September 9, 1994 pursuant to a Notice of Meeting dated July 11, 1994. At that meeting, proxies submitted by Limited Partners documented that the Limited Partners elected three individual general partners, elected the two Managing General Partners, and ratified the selection of KPMG Peat Marwick LLP as independent certified public accountants for the fiscal year ended December 31, 1994. In addition, proxies submitted by Limited Partners documented that a majority vote was not received to pass a proposed amendment to the Partnership Agreement to add a new Section 14.10 which provides that the individual general partners shall be required to call a meeting only once every three years of Limited Partners if the only purpose of the meeting is to seek Limited Partner consent of existing Managing General Partners and the approval of existing independent certified public accountants for the partnership; there were 187,157 Units voted in favor, 12,419 Units voted against, and 26,374 Units abstained.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1994, there were 6,553 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership
            Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------



                                          For the Years Ended and As of December 31,
                                 -------------------------------------------------------------
                                     1994            1993            1992             1991
                                     ----            ----            ----             ----


Total interest income           	 $   943,311     1,130,936          731,451          294,203
Net operating loss                  (689,890)     (503,124)      (3,511,985)        (877,461)
Realized gain from
  sale of equity investments       3,209,979        65,814               --               --
Realized losses from
  investment write-downs            (541,125)     (187,887)              --               --
Net realized loss from
 venture capital limited
 partnership investments                  --        (3,712)          (4,657)              --
Net realized income (loss)         1,978,964      (628,909)      (3,516,642)        (877,461)
Change in net unrealized
 fair value:
  Equity investments                (314,082)    1,933,993        1,297,036               --
  Secured notes receivable	          (443,000)      (44,000)         (73,000)              --
Net income (loss)                  1,221,882     1,261,084       (2,292,606)        (877,461)
Net realized income
 (loss) per Unit                           5            (2)             (16)             (14)
Total assets	                      32,599,849    31,415,262       30,583,609       11,162,592
Distributions declared                    --            --         (592,693)        (281,797)




Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   --------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
- -------------------------------

During 1994, net cash used by operations totaled $743,381.
The Partnership paid management fees of $795,579 to the Managing General Partners and reimbursed related parties for operating expenses of $574,227. In addition, $30,000 was paid to the individual general partners as compensation for their services. Other operating expenses of $246,871 were paid. The Partnership received $903,296 in interest income.

In 1994, the Partnership issued $128,812 in secured notes receivable mostly to a portfolio company in the medical industry. Equity investments of $8,513,620 were funded primarily to portfolio companies in the medical, biotechnology, computer systems and software, and communications industries. Repayments of secured and convertible notes receivable during 1994 provided cash of $1,247,037. Proceeds from the sale of investments were $3,287,569. The Partnership also received $35,451 in cash distributions from venture capital limited partnerships.
At December 31, 1994, the Partnership had commitments to fund additional investments totaling $898,895.

During 1994, UroMed Corporation and TheraTx, Incorporated completed their initial public offerings (IPOs). The IPO's indicate liquidity for these investments.

Cash and cash equivalents at December 31, 1994 were $11,371,533. Future interest income on short-term investments and notes receivable, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net income was $1,221,882 and $1,261,084 in 1994 and 1993,
respectively. The slight decrease was primarily due to a $2,248,075 decrease in the change in fair value of equity investments, a $399,000 decrease in the change in fair value of secured notes receivable, and a $353,238 increase in realized losses from investment write-downs. These changes were partially offset by a $3,144,165 increase in net realized gain from the sale of equity investments.

During 1994, the decrease in fair value of equity investments of $314,082 was primarily due to decreases in portfolio companies in the biomedical, retail/consumer products and communications industries, partially offset by increases in portfolio companies in the medical industry.
In 1993, the increase of $1,933,993 was primarily due to increases in portfolio companies in the medical and communications industries, partially offset by decreases in the retail/consumer products industry.

During 1994, the Partnership recorded a decrease in fair value of secured notes receivable of $443,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners. A $44,000 decrease was recorded for 1993.

During 1994, the Partnership realized losses from investment write-downs of $541,125 related to portfolio companies in the medical and environmental industries.
During 1993, the Partnership realized losses of $187,887 related to a portfolio company in the biotechnology industry as the company sold its assets.

Realized gains from sale of equity investments was $3,209,979 for the year ended December 31, 1994, related to the sales of TheraTx, Incorporated, UroMed Corporation,
Erox Corporation, and Orthologic Corporation. During 1993, realized gains of $65,814 mostly related to partial sales of Erox Corporation.

During 1994, total interest income was $943,311 compared to $1,130,936 in 1993. The decrease was primarily due to a reduction in notes receivable interest income as loans to a portfolio company in the environmental industry were placed on nonaccrual status.

Total operating expenses were $800,000 in both 1994 and 1993. Pursuant to the Partnership Agreement, the
Partnership may not reimburse the General Partners for expenses that aggregate more than 2% of total limited partner contributions. As a result, operating expenses of $287,129 and $228,813 were absorbed by the General Partners in 1994 and 1993, respectively. Had the limitation not been in effect, total operating expenses in 1994 and 1993 would have been $1,087,129 and $1,028,813, respectively.
The increase was primarily due to higher overall portfolio activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1993 compared to 1992
- ---------------------

Net income was $1,261,084 in 1993 compared to a net loss of $2,292,606 in 1992. The change was primarily due to a $2,344,691 decrease in management fees, a $636,957 increase in the change in net unrealized fair value of equity investments, a $395,906 increase in notes receivable interest income, and a $263,685 decrease in total operating expenses. These changes were partially offset by a $187,887 increase in realized losses from investment write-downs.

Management fees were $799,060 in 1993 compared to $3,143,751 in 1992. In 1992, as Limited Partners were admitted to the Partnership, a full first year fee was paid in this final year of Unit sales. Also contributing to the decrease was a change in the management fee rate from four percent of Adjusted Capital Contributions to two percent.
Management fees are expected to be at this level until 1995 and will decrease thereafter as discussed in the financial statements note entitled "Related Party Transactions."

The change in fair value of equity investments reflected a net increase in the fair value of the Partnership's holdings. In 1993, the increase of $1,933,993 was primarily attributable to increases in portfolio companies in the medical and communications industries, partially offset by decreases in the retail/consumer products industry. In 1992, the increase of $1,297,036 was primarily due to portfolio companies in the medical and retail/consumer products industries.

Notes receivable interest income was $531,039 and $135,133 for the years ended December 31, 1993 and 1992, respectively. The increase was primarily due to higher average outstanding balances on interest-bearing notes in 1993 as more funds were being invested.

Total operating expenses were $800,000 in 1993 compared to $1,063,685 in 1992. The decrease is due to the Partnership recognizing all of the 1991 contingent liabilities totaling
$263,685 in 1992 as new Units were sold. As previously disclosed, the Partnership may not reimburse the General
Partners for expenses that aggregate more than 2% of total limited partner contributions. As a result, operating expenses of $228,813 and $187,161 were absorbed by the General Partners in 1993 and 1992, respectively.

During 1993, the Partnership realized losses from investment write-downs of $187,887 related to a portfolio company in the biotechnology industry as the company sold its assets and the Managing General Partners do not believe the Partnership will receive any value for its investment.
No such losses were realized in the same period in 1992.

Realized gains from sale of equity investments were $65,814 for the year ended December 31, 1993, mostly related to sales of EROX Corporation. No such gains were recorded in 1992.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Subject to the supervision of the individual general partners, the Managing General Partners
(Technology Funding Ltd., a California limited partnership
("TFL") and Technology Funding Inc., a California corporation ("TFI"), a wholly-owned subsidiary of TFL), are responsible for management of the Partnership, negotiation and structuring of financing arrangements, overseeing activities of the portfolio companies, and day-to-day administration of the Partnership affairs. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled
"Management of the Partnership - The Managing General
Partners" and "Management of the Partnership - Key
Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference.
Changes in this information that have occurred since the date of the Prospectus are included in the Technology
Funding Medical Partners I, L.P. Prospectus, as modified by
Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated
October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $796,201 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner
Overhead (as defined in the Partnership Agreement) includes rent, utilities, and certain salaries and benefits paid by the Managing General Partners. As compensation for their services, the individual general partners receive $6,000 annually plus $1,000 for each attended meeting of the individual general partners. For the year ended December
31, 1994, $30,000 of such fees were incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. Two of the three individual general partners each own 20 Units and the third owns 70 Units. The General
Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1994
                    and 1993
                  Statements of Operations for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Partners' Capital for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Cash Flows for the years
                    ended December 31, 1994, 1993 and 1992
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated
January 22, 1992 included in Registration
Statement No. 33-31237 filed pursuant to Rule
424(b) of the General Rules and Regulations under the Securities Act of 1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

         (c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned by correspondence with the individual investee companies and a physical examination of those securities held by a safeguarding agent as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1, 5 and 6, the financial statements include investments of $20,420,915 and $15,180,488 (63% and 49% of partners'
capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.





San Francisco, California                   KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                 December 31,
                                           ----------------------
                                             1994          1993
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $16,068,778 and $8,972,447 for 1994
   and 1993, respectively)               $18,985,725  12,203,476
  Secured notes receivable, net
    (cost basis of $1,995,190 and
    $3,094,012 for 1994 and 1993,
    respectively)                          1,435,190   2,977,012
                                          ----------  ----------

       Total investments                  20,420,915  15,180,488

Cash and cash equivalents                 11,371,533  16,187,289

Other assets                                 807,401      47,485
                                          ----------  ----------

         Total                           $32,599,849  31,415,262
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    29,751      46,577

Due to related parties                        55,781      73,929

Other liabilities                                861       3,182
                                          ----------  ----------

    Total liabilities                         86,393     123,688

Commitments and subsequent events
  (Notes 3, 5 and 8)

Partners' capital:
  Limited Partners
    (Units outstanding of
    400,000 in both 1994 and 1993)        30,145,346  28,216,611
  General Partners                            11,163     (39,066)
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                     2,916,947   3,231,029
    Secured notes receivable                (560,000)   (117,000)
                                          ----------  ----------

    Total partners' capital               32,513,456  31,291,574
                                          ----------  ----------

      Total                              $32,599,849  31,415,262
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- -----------------------

                                 For the Years Ended December 31,
                               ----------------------------------
                                1994          1993        1992
                                ----          ----        ----

Interest Income:
  Secured notes
   receivable               $  385,438      531,039      135,133
  Short-term investments       557,873      599,897      596,318
                             ---------    ---------    ---------

     Total interest income     943,311    1,130,936      731,451

Costs and expenses:
  Management fees              796,201      799,060    3,143,751
  Individual general partners'
   compensation                 30,000       28,000       29,000
  Amortization of
   organizational costs          7,000        7,000        7,000
  Operating expenses:
    Administrative and
      investor services        461,546      453,584      532,192
    Investment operations      457,622      350,660      457,314
    Professional fees           62,666       93,597      109,465
    Computer services          105,295      130,972      151,875
    Expenses absorbed by
     General Partners         (287,129)    (228,813)    (187,161)
                             ---------    ---------    ---------

      Total operating
       expenses                800,000      800,000    1,063,685
                             ---------    ---------    ---------

  Total costs and expenses   1,633,201    1,634,060    4,243,436
                             ---------    ---------    ---------

Net operating loss            (689,890)    (503,124)  (3,511,985)

  Realized gains from sale of
   equity investments        3,209,979       65,814           --
  Realized losses from
   investment write-downs     (541,125)    (187,887)          --
  Net realized loss from
   venture capital limited
   partnership investments          --       (3,712)      (4,657)
                             ---------    ---------    ---------
Net realized income (loss)   1,978,964     (628,909)  (3,516,642)

Change in net unrealized
  fair value:
  Equity investments          (314,082)   1,933,993    1,297,036
  Secured notes receivable    (443,000)     (44,000)     (73,000)
                             ---------    ---------    ---------

Net income (loss)           $1,221,882    1,261,084   (2,292,606)
                             =========    =========    =========

Net realized income
  (loss) per Unit           $        5           (2)         (16)
                             =========    =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited     General    Equity    Secured Notes
                             Partners   Partners  Investments   Receivable       Total
                             --------   --------  -----------  -------------     -----


Partners' capital,
 December 31, 1991        $11,024,785     (4,584)          --          --    11,020,201

Sale of partnership
 interests                 25,729,200     25,768           --          --    25,754,968

Syndication fees           (3,846,515)   (12,865)          --          --    (3,859,380)

Distribution of Offering
 Period income               (586,763)    (5,930)          --          --      (592,693)

Net realized loss          (3,481,476)   (35,166)          --          --    (3,516,642)

Change in net unrealized
 fair value:
  Equity investments               --         --    1,297,036          --     1,297,036
  Secured notes receivable         --         --           --     (73,000)      (73,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1992         28,839,231    (32,777)   1,297,036     (73,000)   30,030,490

Net realized loss            (622,620)    (6,289)          --          --      (628,909)

Change in net unrealized
 fair value:
  Equity investments               --         --    1,933,993          --     1,933,993
  Secured notes receivable         --         --           --     (44,000)      (44,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1993         28,216,611    (39,066)   3,231,029    (117,000)   31,291,574

Net realized income         1,928,735     50,229           --          --     1,978,964

Change in net unrealized
 fair value:
  Equity investments               --         --     (314,082)         --      (314,082)
  Secured notes receivable         --         --           --    (443,000)     (443,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1994        $30,145,346     11,163    2,916,947    (560,000)   32,513,456
                           ==========   ========    =========    ========    ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
- ------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1994           1993         1992
                               ----           ----         ----


Cash flows from operations:
  Interest received          $   903,296     929,791     679,631
  Cash paid to vendors          (246,871)   (339,936)   (236,708)
  Cash paid to related
   parties                    (1,399,806) (1,573,401) (3,566,081)
                              ----------  ----------  ----------

    Net cash used by
     operations                 (743,381)   (983,546) (3,123,158)
                              ----------  ----------  ----------

Cash flows from investing
 activities:
  Secured notes receivable
    issued                      (128,812) (1,650,646) (1,924,447)
  Purchase of equity
   investments                (8,513,620) (5,143,397) (3,237,502)
  Repayment of secured and
   convertible notes
   receivable                  1,247,037     554,784     302,033
  Proceeds from sale of
    investments                3,287,569     146,313          --
  Distributions from venture
   capital limited partnership
   investments                    35,451       1,010          --
                              ----------  ----------  ----------
    Net cash used by
     investing activities     (4,072,375) (6,091,936) (4,859,916)
                              ----------  ----------  ----------

Cash flows from financing
 activities:
  Net proceeds from sale of
   limited partnership
   interests                          --          --  25,729,200
  Managing General Partners'
   capital contributions              --          --      25,768
  Payments for syndication fees       --          --  (3,859,380)
  Distributions to Limited and
   General Partners                   --    (174,577)   (524,407)
                              ----------  ----------  ----------

  Net cash (used) provided
   by financing activities            --    (174,577) 21,371,181
                              ----------  ----------  ----------

Net (decrease) increase in
 cash and cash equivalents    (4,815,756) (7,250,059) 13,388,107

Cash and cash equivalents
 at beginning of year         16,187,289  23,437,348  10,049,241
                              ----------  ----------  ----------

Cash and cash equivalents
 at end of year              $11,371,533  16,187,289  23,437,348
                              ==========  ==========  ==========


See accompanying notes to financial statements.

- -----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1994         1993          1992
                               ----         ----          ----



Reconciliation of net
 income (loss) to net cash
 used by operations:

Net income (loss)           $ 1,221,882    1,261,084   (2,292,606)

Adjustments to reconcile
 net income (loss) to net
 cash used by operations:
  Amortization of
   organizational costs           7,000        7,000        7,000
  Change in net unrealized
    fair value:
      Equity investments        314,082   (1,933,993)  (1,297,036)
      Secured notes
       receivable               443,000       44,000       73,000
  Realized losses from
   investment write-downs       541,125      187,887           --
  Realized gains from sale of
   equity investments        (3,209,979)     (65,814)          --
  Net realized loss from
   venture capital limited
   partnership investments           --        3,712        4,657
  Other, net                    (11,072)     (11,472)      (2,660)

Changes in:
   Accrued interest on
    convertible and secured
    notes                       (28,943)    (189,673)     (40,648)
   Other assets                  16,819      (31,423)       4,706
   Accounts payable and
    accrued expenses            (16,826)     (16,999)      27,476
   Due to/from related
    parties                     (18,148)    (211,454)     363,370
   Other liabilities             (2,321)     (26,401)      29,583
                              ---------    ---------    ---------

Net cash used by operations $  (743,381)    (983,546)  (3,123,158)
                              =========    =========    =========

Non-cash investing activities:

Additions to stock purchase
 warrants                   $        --        5,650       42,500
                              =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
- ------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in June 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three individual general partners. A wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

The Partnership offering commenced in May 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. On December 31, 1992, the offering terminated with 400,000 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 1998, unless further extended for up to two additional two-year periods from such date if the Managing General Partners so determine or unless sooner dissolved.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Syndication Fees
- ----------------

Syndication fees, which consist of commissions and organizational and offering costs, are deducted from the partners' capital accounts. Pursuant to the Partnership Agreement, selling commissions are allocated solely to the Limited Partners. All other syndication fees are allocated 99% to the Limited Partners and 1% to the Managing General Partners. Syndication fees are not deductible for income tax purposes. Such fees may result in a reduction of any gain (or an increase in any loss) realized for tax purposes by the partners upon dissolution of the Partnership or a transfer of their interests.

Organizational Costs
- --------------------

Organizational costs of $35,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, however, the difference in the total book and tax cost basis as of December 31, 1994 is not material.

Net Realized Income (Loss) Per Unit
- -----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1994, 1993 and 1992 of 400,000, 400,000, and 219,481,
respectively, into total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total limited partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third-party financings. Valuation is estimated quarterly by the Managing General Partners. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and reduced for distributions that are a return of capital. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Equity and venture capital limited partnership investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

     Secured Notes Receivable, net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

In conjunction with the secured notes granted to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partners to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                For the Years Ended December 31,
                                --------------------------------
                                  1994        1993        1992
                                  ----        ----        ----

Increase in fair value
 from cost of marketable
 equity securities           $1,465,476       537,645           --

Increase in fair value from
 cost of non-marketable
 equity securities            1,451,471     2,693,384    1,297,036
                              ---------     ---------    ---------

  Net unrealized fair
   value increase from
   cost at end of year        2,916,947     3,231,029    1,297,036

  Net unrealized fair
   value increase from
   cost at beginning of year  3,231,029     1,297,036           --
                              ---------     ---------    ---------

Change in net unrealized
 fair value of equity
 investments                 $ (314,082)    1,933,993    1,297,036
                              =========     =========    =========

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. For the years ended December 31, 1994, 1993 and 1992, related party costs were as follows:


                             1994           1993            1992
                             ----           ----            ----


Management fees            $ 796,201       799,060     3,143,751
Individual General
 Partners' compensation       30,000        28,000        29,000
Syndication fees                  --            --     3,859,380
Amortization of organi-
 zational costs                7,000         7,000         7,000
Reimbursable operating
 expenses:
  Administrative and
   investor services         308,321       299,021       376,536
  Investment operations      428,970       333,707       415,474
  Computer services          105,295       130,972       151,851
Expenses absorbed by
 General Partners           (287,129)     (228,813)     (187,161)


Management fees are equal to six percent of the total limited partners' capital contributions for the first year of Partnership operations, four percent of Adjusted Capital Contributions (as defined in the Partnership Agreement) for the second year, two percent of Adjusted Capital Contributions for the third, fourth, and fifth years, and one percent of Adjusted Capital Contributions in the sixth and subsequent years. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, a full first year fee was paid to the Managing General Partners as each additional Limited Partner was admitted to the Partnership, regardless of the date the Limited Partner was admitted. Such amounts due to related parties were $66,349 and $65,727 at December 31, 1994 and 1993, respectively.

The Partnership reimburses the Managing General Partners for organizational and offering expenses (up to five percent of the total limited partners' capital contributions) incurred in connection with organizing the Partnership and the offering of Units thereof. Such reimbursements have been reflected in the Statements of Partners' Capital as syndication fees except for $35,000 of organizational costs capitalized in 1991.

Also included in the syndication fees are commissions and fees paid to Technology Funding Securities Corporation, the dealer-manager. There were no such fees paid in 1994 and 1993. During the year ended December 31, 1992, the Partnership paid commissions and fees of $2,572,920, of which $2,403,903 was reallowed to participating broker-dealers.

As compensation for their services, the individual general partners each receive $6,000 annually plus $1,000 for each attended meeting of the Management Committee. In 1994, 1993 and 1992, $30,000, $28,000,
and $29,000 of such fees were paid, respectively, and are included in the Statements of Operations. Two of the three individual general partners each own 20 Units and the third owns 70 Units.

The Partnership reimburses the Managing General Partners for operating expenses paid by the Managing General Partners incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include costs (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Amounts due from related parties related to such expenses were $10,568 compared to $8,202 due to related parties at December 31, 1994 and 1993, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 2% of total limited partner capital contributions of the Partnership. In 1994, 1993 and 1992, the Managing General Partners absorbed Partnership operating costs of $287,129, $228,813, and $187,161 respectively, as a result of this 2% limitation.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profits and losses of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a) Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated;

(ii) Second, to the partners as necessary to offset net loss and sales commissions previously allocated under (b)(ii) below; then

(iii)75% to the Limited Partners as a group in proportion to the number of Units, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General Partners.

(b) Losses:

(i) First, to the partners as necessary to offset the net profits previously allocated to the partners under
(a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners, with net profits thereafter otherwise allocable to those Limited Partners being allocated to the Managing General Partners to the extent of such losses. For allocation purposes, the Units held by the individual general partners will be treated as Units held by Limited Partners.

Interest income earned on funds held in escrow was allocated 100% to the Limited Partners. Income earned on short-term investments during the Offering Period was allocated monthly 99% to the Limited Partners and 1% to the Managing General Partners.

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated first to offset previously allocated losses pursuant to
(b)(i) above, and then 99% to the Limited Partners and 1% to the Managing General Partners.

5.  Equity Investments
    ------------------

At December 31, 1994 and 1993, equity investments consisted of:





                                                      December 31, 1994     December 31, 1993
                                          Principal   -----------------     -----------------
                             Investment   Amount or   Cost        Fair       Cost      Fair
Industry/Company  Position      Date       Shares     Basis       Value      Basis     Value
- ----------------  --------      ----       ------     -----       -----      -----     -----


Biomedical
- ----------
Arcturus         Common
 Pharmaceutical  warrant
 Corporation     at $3.62;
                 expiring
                 08/97          08/92        16,549 $    4,000     15,490      4,000     15,490
Khepri           Series C
 Pharmaceuticals Preferred
 Inc.            shares         11/94       333,333    500,000    500,000         --         --
Redcell, Inc.    Funds held
                 in escrow for
                 Series B
                 Preferred
                 shares         12/94       797,872    750,000    750,000         --         --

Biotechnology
- -------------
CV Therapeutics, Series D
 Inc.            Preferred
                 shares         03/94       625,000  1,250,000  1,250,000         --         --
Molecular        Series B
 Geriatrics      Preferred
 Corporation     shares         09/93       500,000    250,000    250,000    250,000    250,000

Communications
- --------------
Coded            Common
 Communications  shares         04/93       145,454    396,000    171,781    396,000    672,725
 Corporation
Coded            Common
 Communications  share
 Corporation     warrants
                 at $3.16;
                 expiring
                 04/95          04/93       145,454      4,000          0      4,000    204,725
Positive         Series E
 Communications, Preferred
 Inc.            shares         09/94       285,714  1,000,000  1,000,000         --         --
Unitech Telecom, Convertible
 Inc.            note (1)       05/94      $100,000    106,039    106,039         --         --
Unitech Telecom, Common
 Inc.            warrants
                 at $2.75;
                 expiring
                 05/99          05/94        36,364          0          0         --         --

Computer Systems and Software
- -----------------------------
Ascent Logic     Common
 Corporation     warrants
                 at $.94;
                 expiring
                 03/97          03/92        31,915      2,500          0      2,500      2,500
Ascent Logic     Series D
 Corporation     Preferred
                 share
                 warrants
                 at $.35;
                 expiring
                 01/95          10/92       571,428      4,000          0      4,000      4,000
Ascent Logic     Series C
 Corporation     Preferred
                 shares         10/92       425,532    396,000    148,936    396,000    396,000
Lynk Systems,    Common
 Inc.            warrants
                 at $1.00;
                 expiring
                 07/98          07/93        35,000      3,500      8,750      3,500      3,500
Velocity         Convertible
 Incorporated    note (1)       09/93      $250,000         --         --    256,944    256,944
Velocity         Warrants
 Incorporated    for common
                 shares at
                 $.25;
                 expiring
                 09/98          09/93       100,000         --         --          0          0
Velocity         Convertible
 Incorporated    note (1)       11/93      $125,000         --         --    126,979    126,979
Velocity         Warrants for
 Incorporated    common
                 shares at
                 $.25;
                 expiring
                 11/98          11/93        50,000         --         --          0          0
Velocity         Convertible
 Incorporated    note (1)       12/93      $125,000         --         --    125,833    125,833
Velocity         Warrants for
 Incorporated    common
                 shares at
                 $.25;
                 expiring
                 12/98          12/93        50,000         --         --          0          0
Velocity         Series A
 Incorporated    Preferred
                 shares         10/94    12,572,652  2,068,674  2,068,674         --         --

Environmental
- -------------
SRG Holdings,    Series C
 Inc.            Preferred
                 shares         09/93     6,666,667  1,000,000  1,000,000  1,000,000  1,000,000
SRG Holdings,    Convertible
 Inc.            note (1)       07/94       $56,880     58,852     58,852         --         --
SRG Holdings,    Convertible
 Inc.            note (1)       09/94      $116,261    119,077    119,077         --         --
Transphase       Common
 Systems, Inc.   warrants
                 at $12.57;
                 expiring       11/92-
                 11/97-02/98    02/93        25,269          0          0     25,000     25,000
Transphase       Common
 Systems, Inc.   warrants at
                 $12.57;
                 expiring
                 02/98          02/93         1,710          0          0      2,150      2,150
Transphase       Common
 Systems, Inc.   warrants at
                 $12.57;
                 expiring
                 04/99          04/94        10,263          0          0         --         --

Industrial/Business Automation
- ------------------------------
Avalon Imaging,  Redeemable
 Inc.            Series A
                 Preferred
                 shares         12/94       144,509    250,001    250,001         --         --
Bolder           Series C
 Technologies    Preferred
 Corporation     shares         09/94       250,000    500,000    500,000         --         --
Bolder           Series B
 Technologies    Preferred
 Corporation     shares         10/94        50,001     50,001    100,002         --         --
Oxford
 GlycoSystems    Common
 Group PLC       shares         08/93       533,867    999,927    999,927    999,927    999,927

Medical
- -------
Biex, Inc.       Series A
                 Preferred
                 shares         07/93       128,205     83,333    128,205     83,333     83,333
Biex, Inc.       Series B
                 Preferred
                 shares         10/94        63,907     63,907     63,907         --         --
Biex, Inc.       Series B
                 Preferred
                 share warrants
                 at $1.00;
                 expiring
                 10/97          10/94        23,540          8          0         --         --
Circadian, Inc.  Series A
                 Preferred
                 shares         12/92       500,000    500,000  1,000,000    500,000  1,000,000
Circadian, Inc.  Series B
                 Preferred
                 shares         12/93        21,333    170,664    170,664    170,664    170,664
Everest & Jennings
 International   Common
 Ltd.            shares         01/94       592,717    637,516    318,882         --         --
Intelliwire,     Common
 Inc.            shares         02/93         8,715        436     12,027        436        436
Intelliwire,     Series A
 Inc.            Preferred
                 shares         02/93         4,358      2,179      6,014      2,179      2,179
Medical          Series C
 Composite       Preferred
 Technology, Inc shares         03/92       153,846         --         --    500,000    500,000
Medical          Convertible
 Composite       notes (1)      01/93 -
 Technology, Inc                07/93      $127,171         --         --    137,189    137,189
Medical          Series C
 Composite       Preferred
 Technology, Inc share
                 warrants
                 at $3.25;
                 expiring
                 01/98 -        01/93 -
                 07/98          07/93         9,781         --         --          0          0
Megabios Corp.   Series C
                 Preferred
                 shares         09/94       579,375    750,001    750,001         --         --
Megabios Corp.   Series C
                 Preferred
                 shares         12/94       173,812    225,000    225,000         --         --
Oculon           Series II
 Corporation     Senior
                 Preferred
                 shares         06/92       400,000          0          0    350,000    350,000
Oculon           Series III
 Corporation     Senior
                 Preferred
                 shares         01/94       106,796          0          0         --         --
OrthoLogic       Common
 Corporation     shares         05/93         3,115         --         --     10,501     12,946
Paradigm         Series A
 Biosciences,    Preferred
 Inc.            shares         04/93       322,581    396,000    396,000    396,000    396,000
Paradigm         Warrants for
 Biosciences,    Series A
 Inc.            Preferred
                 shares
                 at $1.24;
                 expiring
                 04/98          04/93       215,054         --         --      4,000      4,000
Paradigm         Series A
 Biosciences,    Preferred
 Inc.            shares         12/94       215,054    270,667    270,667         --         --
Periodontix,     Series A
 Inc.            Preferred
                 shares         12/93       150,000    150,000    150,000    150,000    150,000
PHERIN           Series B
 Corporation     Preferred
                 shares         08/91       200,000    200,000    200,000    200,000    700,000
Physiometrix,    Series B & C
 Incorporated    Preferred      05/92 &
                 shares         05/93       180,125         --         --    375,002          0
Physiometrix,    Common
 Incorporated    warrants
                 at $1,750;
                 expiring
                 06/97          06/92            16          0          0      2,500          0
Physiometrix,    Common         01/94 &
 Incorporated    shares         05/94           337    375,054      1,680         --         --
Physiometrix,    Series D
 Incorporated    Preferred      01/94 &
                 shares         02/94       338,151    114,971  1,690,755         --         --
R2 Technology,   Series A-1
 Inc.            Preferred
                 shares         05/94       400,000    400,000    400,000         --         --
TheraTx,         Series C
 Incorporated    Preferred
                 shares         08/91       500,000         --         --    250,000    815,289
TheraTx,         Series C
 Incorporated    Preferred
                 share
                 warrants
                 at $.50;
                 expiring
                 01/97          01/92       120,000         --         --      5,000    135,669
TheraTx,         Series D
 Incorporated    Preferred
                 shares         06/92       153,320         --         --    250,000    250,000
TheraTx,         Common
 Incorporated    shares         06/94        81,042    121,563  1,588,423         --         --
UroMed           Series C
 Corporation     Preferred
                 shares         10/92       200,382         --         --    525,001  1,502,865
UroMed           Common
 Corporation     shares         03/94       179,828    286,236    831,705         --         --

Microelectronics
- ----------------
Tessera, Inc.    Common
                 warrants
                 at $.73;
                 expiring
                 04/97          04/92        72,754      3,500          0      3,500      3,500
Tessera, Inc.    Series B
                 Preferred
                 shares         05/92       666,666    500,000    500,000    500,000    500,000

Retail/Consumer Products
- ------------------------
EROX Corporation Common shares  01/93       110,000         --         --    110,000    167,750
Yes!             Series B
 Entertainment   Preferred
 Corporation     shares         01/93       750,000    500,000    375,000    500,000    862,500

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Colorado Venture Ltd.
 Management      Partnership
 Equity Fund IV  interests      various    $100,000    100,000     90,163     50,000     50,000
El Dorado        Ltd.
 Ventures III    Partnership
                 interests      various    $137,500     99,960    120,320     79,089     79,365
OW & W Pacrim    Ltd.
 Investments     Partnership
 Limited         interests      various    $250,000    250,000    250,183    167,500    167,472
Spectrum Equity  Ltd.
 Investors       Partnership
                 interests      1994        $75,000     74,619     72,938         --         --
Trinity Ventures Ltd.
  IV, L.P.       Partnership
                 interests      various     $87,502     80,593     75,662     53,720     76,546
                                                    ---------- ---------- ---------- ----------

Total equity investments                           $16,068,778 18,985,725  8,972,447 12,203,476
                                                    ========== ========== ========== ==========

- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible notes include accrued interest.  Interest rates on convertible notes range from 8% to 10%.




Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $1,445,315 and $520,501, respectively, and aggregate market values of $2,910,791 and $1,058,146, respectively. The gross unrealized gains at December 31, 1994 and 1993 included gross gains of $2,012,329 and $537,645, respectively.

Ascent Logic Corporation
- ------------------------

During the third quarter of 1994, the company had a new round of equity financing in which the Partnership did not participate. Based upon the Managing General Partners' opinion, the Partnership recorded a decrease of $253,564 in the fair value of its existing investments.

Avalon Imaging, Inc.
- --------------------

In December 1994, the Partnership invested in Avalon Imaging, Inc. by purchasing 144,509 Redeemable Series A Preferred shares at a total cost of $250,001.

Biex, Inc.
- ----------

In October 1994, the Partnership purchased 63,907 Series B Preferred shares at a total cost of $63,907. The purchase price consisted of $31,395 in cash and the conversion of a note issued in June 1994, including interest, of $32,512. The Partnership also received warrants to purchase 23,540 Series B Preferred shares at an exercise price of $1.00 per share. The pricing of the Series B financing in which other investors participated indicated an increase in fair value of $44,872 in the Partnership's existing investments.

Bolder Technologies Corporation
- -------------------------------

In September 1994, the Partnership invested in Bolder Technologies Corporation by purchasing 250,000 Series C Preferred shares at $2.00 per share, or $500,000. Then, in October 1994, the Partnership purchased 50,001 Series B Preferred shares at $1.00 per share from another investor. The Series B Preferred shares are valued similar to the Series C Preferred shares.

Coded Communication Corporation
- -------------------------------

The Partnership recorded a decrease in fair value of $705,669 to reflect the publicly-traded market price at December 31, 1994.
CV Therapeutics, Inc.
- ---------------------

In March 1994, the Partnership invested in CV Therapeutics, Inc. by purchasing 625,000 Series D Preferred shares at a total cost of $1,250,000.

EROX Corporation
- ----------------

During the first quarter of 1994, the Partnership sold all of its holdings in the company for total proceeds of $193,437 and a realized gain of $83,437.

Everest & Jennings International Ltd./ Medical Composite Technology,
- ---------------------------------------------------------------------
Inc.
- ----

In January 1994, Medical Composite Technology, Inc. ("MCT") was acquired by Everest & Jennings International Ltd. ("E & J"). The Partnership's Series C Preferred shares in MCT as well as convertible notes including accrued interest were exchanged for 592,717 shares of unrestricted E & J common stock while the warrants for the Series C Preferred shares were canceled. The Partnership recorded a decrease in fair value of $318,634 to reflect the market value at December 31, 1994.

Khepri Pharmaceuticals, Inc.
- ----------------------------

In November 1994, the Partnership invested in Khepri Pharmaceuticals, Inc. by purchasing 333,333 Series C Preferred shares at a total cost of $500,000.

Megabios Corp.
- --------------

In September and December 1994, the Partnership invested in Megabios Corp. by purchasing 753,187 Series C Preferred shares at a total cost of $975,001.

Oculon Corporation
- ------------------

In late 1994, the company suspended its clinical trials due to unexpected negative test results on its lead compound. As a result of this outcome, the Managing General Partners have determined that there has been a decline in value of the Partnership's investment.
Accordingly, the Partnership has written off its investment of $460,000 of which $350,000 was outstanding as of January 1, 1994.

OrthoLogic Corporation
- ----------------------

In January 1994, the Partnership sold all its holdings in the company for total proceeds of $19,079 and a realized gain of $8,578.

Paradigm Biosciences, Inc.
- --------------------------

In December 1994, the Partnership exercised its warrants to purchase 215,054 Series A Preferred shares. The total recorded cost basis and fair value of $270,667 included the cash exercise price of $266,667 at $1.24 per share and the warrant cost basis of $4,000.

PHERIN Corporation
- ------------------

Based upon the Managing General Partners' assessment of a prior round of financing, the Partnership has valued the investment at cost resulting in a fair value decrease of $500,000.

Physiometrix, Incorporated
- --------------------------

In January 1994, the company had a 1,000 to 1 reverse stock split followed by a conversion of the Partnership's existing preferred share holdings to 181 common shares. The Partnership purchased an additional 156 common shares from other investors at a nominal price. The Partnership's common warrants were written off due to a decline in value. In early 1994, the Partnership participated in an equity financing by purchasing 338,151 Series D Preferred shares at a total cost of $114,971.

In June 1994, the company had a Series E preferred round of equity financing in which the Partnership did not participate. The pricing of this round indicated a change in fair value increase of $1,579,912 for the Partnership's existing investments.

Positive Communications, Inc.
- -----------------------------

In September 1994, the Partnership invested in Positive
Communications, Inc. by purchasing 285,714 Series E Preferred shares at a total cost of $1,000,000.

R2 Technology, Inc.
- -------------------

In May 1994, the Partnership invested in R2 Technology, Inc. by purchasing 400,000 Series A-1 Preferred shares at a total cost of $400,000.

Redcell, Inc.
- -------------

In December 1994, the Partnership deposited $750,000 into an escrow fund to purchase 797,872 Series B Preferred shares upon the final close of the financing round, which occurred in late February 1995.

SRG Holdings, Inc.
- ------------------

In 1994, the Partnership issued convertible notes receivable totaling $173,141 to the company.

Tessera, Inc.
- -------------

In early 1994, the company completed a new, lower valuation, round of financing in which the Partnership did not participate. In late 1994, another round of financing was completed with a new investor; this financing was at a higher valuation than the prior round, but equal to the Partnership's cost basis.

TheraTx, Incorporated
- ---------------------

During 1994, the Partnership sold a portion of its investment in the company for $3,096,863 resulting in total realized gains of $2,594,804. The Partnership also recorded a fair value increase of $770,902 primarily related to the increase in value of the remaining unrestricted, marketable shares at December 31, 1994, partially offset by a decrease due to the sale of shares.

In May 1994, the Partnership received 19,116 common warrants in conjunction with a note receivable funding. During the same month, the company announced a common stock three-for-one reverse split. In June 1994, TheraTx, Incorporated completed its initial public offering
(IPO). Immediately prior to the IPO, the Partnership cash exercised both its common and preferred warrants and received 46,372 common shares; a cost basis of $123,623 was recorded for these shares. The Partnership's existing preferred stock holdings were converted into 217,774 shares of common stock. The Partnership sold 54,104 common shares into the offering for total proceeds of $603,801 resulting in a realized gain of $442,355. Then, in December 1994, the Partnership sold an additional 129,000 common shares for $2,493,063 resulting in a realized gain of $2,152,449. Approximately $128,000 of the sales price was an unsettled trade at December 31, 1994 and was included in "Other Assets" on the Balance Sheet.

Unitech Telecom, Inc.
- ---------------------

In May 1994, the partnership invested in Unitech Telecom, Inc. by issuing a $100,000 convertible note receivable. As a result of this investment, the Partnership received warrants to purchase 36,364 common shares at an exercise price of $2.75, expiring in May 1999.

UroMed Corporation
- ------------------

In March 1994, UroMed Corporation completed its IPO. As a result, the Partnership's preferred stock holdings were converted into 329,828 shares of unrestricted common stock at a cost basis of $524,994. In December 1994, the Partnership sold 150,000 common shares for $761,918 resulting in a realized gain of $523,160. Approximately $656,000 of the sales price was an unsettled trade at December 31, 1994 and was included in "Other Assets" on the Balance Sheet. The Partnership recorded a decrease in fair value of $432,395, a portion of which was realized from the sale mentioned above, with the remainder related to the decrease in value of the remaining unrestricted, marketable shares at December 31, 1994.

Velocity Incorporated
- ---------------------

During the first nine months of 1994, the Partnership issued $500,000 in convertible notes to the company and received various warrants to purchase common shares. Then in late 1994, the Partnership made an additional $1,000,000 investment. This investment, together with all the existing convertible notes, including interest, were used to purchase 12,572,652 Series A Preferred shares at a total cost basis of $2,068,674. All existing warrants were canceled as part of the conversion.

YES! Entertainment Corporation
- ------------------------------

In May 1994, the company had a new round of equity financing in which the Partnership did not participate. The investment fair value has been adjusted to reflect the valuation from this round of financing.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis increase of $254,863 in venture capital limited partnership investments during 1994. The increase consisted of additional contributions of $290,314, partially offset by cash distributions of $35,451. These transactions increased fair values accordingly.



6.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                              1994        1993
                                              ----        ----
Secured notes receivable                   $1,900,674  2,915,557
Accrued interest                              119,641    213,377
Unamortized discount related to warrants      (25,125)   (34,922)
                                            ---------  ---------
  Total secured notes receivable,
   at cost basis                            1,995,190  3,094,012

Allowance for loan losses                    (560,000)  (117,000)
                                            ---------  ---------

  Total secured notes receivable,
   net fair value                          $1,435,190  2,977,012
                                            =========  =========


Changes in the allowance for loan losses were as follows:



                                             1994         1993
                                             ----         ----

Balance, beginning of year                $117,000       73,000

Change in net unrealized fair value
 of secured notes receivable               443,000       44,000
                                           -------      -------

Balance, end of year                      $560,000      117,000
                                           =======      =======


These notes are secured by specific assets of the borrowing companies. Interest rates on secured notes receivable at December 31, 1994 ranged from 11.75% to 13.7%.

The allowance for loan losses is evaluated quarterly by the Managing General Partners and is adjusted based upon changes to the portfolio size and risk profile. There were no write-offs during 1994 or 1993. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio taken as a whole.

Notes with a total cost basis of $1,366,767 were on nonaccrual status due to uncertainties related to a borrower's financial condition at December 31, 1994. Placement on nonaccrual status resulted in a reversal of approximately $144,000 in accrued interest receivable of which approximately $94,000 was accrued during the current year. The Managing General Partners continue to monitor the progress of this company. The fair value at December 31, 1994 is based on the Managing General Partners' estimate of collectibility of these notes.

The scheduled principal repayments remaining over the next five years are:


                 Year Ending                      Principal
                 December 31,                     Repayments
                 -----------                      ----------
                   1995                           $  872,671
                   1996                              351,262
                   1997                              297,106
                   1998                              314,876
                   1999                               64,759
                                                   ---------

                  Total                           $1,900,674
                                                   =========


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1994 and 1993 consisted of:


                                             1994          1993
                                             ----          ----

Demand accounts                           $     2,241       2,304
Money-market accounts                      11,369,292  16,184,985
                                           ----------  ----------
  Total                                   $11,371,533  16,187,289
                                           ==========  ==========

8.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. As of December 31, 1994, the Partnership had unfunded commitments as follows:



Type
- ----

Equity investments                                        $193,897
Venture capital limited partnership investments            704,998
                                                           -------

     Total                                                $898,895
                                                           =======


The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. All convertible and secured note commitments funded require collateral specified in the agreements.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 17, 1995    By:       /s/Frank R. Pope
                              ----------------------------------
                                 Frank R. Pope
                                 Executive Vice President and
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

   /s/Charles R. Kokesh       President, Chief       March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice         March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 17, 1995
- --------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.