Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1995-05-12
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

 TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
 ----------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Delaware                              94-3094910
- -------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X No
                                                               ---  ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                         (unaudited)
                                          March 31,        December 31,
                                            1995               1994
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $17,133,642 and $16,068,778 at
  1995 and 1994, respectively)          $19,894,127       18,985,725
 Secured notes receivable, net
  (cost basis of $1,856,850 and
  $1,995,190 at 1995 and 1994,
  respectively)                           1,182,850        1,435,190
                                         ----------       ----------

 Total investments                       21,076,977       20,420,915

Cash and cash equivalents                11,953,344       11,371,533

Other assets                                 22,165          807,401
                                         ----------       ----------
        Total                           $33,052,486       32,599,849
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    25,137           29,751

Due to related parties                      123,153           55,781

Other liabilities                             2,431              861
                                         ----------       ----------
 Total liabilities                          150,721           86,393

Commitments (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1995 and 1994)         30,804,117       30,145,346
 Managing General Partners                   11,163           11,163
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                     2,760,485        2,916,947
   Secured notes receivable                (674,000)        (560,000)
                                         ----------       ----------
  Total partners' capital                32,901,765       32,513,456
                                         ----------       ----------
    Total                               $33,052,486       32,599,849
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1995               1994
                                             ----               ----
Income:
 Secured notes receivable interest        $  29,412            138,116
 Short-term investments interest            174,113            125,265
 Other income                                 1,686              2,393
                                            -------          ---------
  Total income                              205,211            265,774


Costs and expenses:
 Management fees                            199,102            199,056
 Individual general partners'
  compensation                                4,500              4,500
 Amortization of organizational costs         1,750              1,750
 Operating expenses:
   Investment operations                    134,369            125,167
   Administrative and investor services      98,526            119,205
   Professional fees                         12,704             17,570
   Computer services                         27,439             35,710
                                            -------          ---------
      Total operating expenses              273,038            297,652
                                            -------          ---------
   Total costs and expenses                 478,390            502,958
                                            -------          ---------
Net operating loss                         (273,179)          (237,184)

Realized gains from
 sales of equity investments                935,950             92,015
Realized losses from
 investment write-downs                      (4,000)            (2,500)
                                            -------          ---------

Net realized income (loss)                  658,771           (147,669)

 Change in net unrealized
  fair value:
   Equity investments                      (156,462)          (894,712)
   Secured notes receivable                (114,000)             6,000
                                            -------          ---------
Net income (loss)                         $ 388,309         (1,036,381)
                                            =======          =========
Net realized income per Unit              $       2                 --
                                            =======          =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1995                1994
                                            ----                ----
Cash flows from operating activities:
 Interest received                       $   214,657           233,219
 Cash paid to vendors                        (50,748)          (63,542)
 Cash paid to related parties               (361,813)         (458,975)
                                          ----------        ----------
  Net cash used by
   operating activities                     (197,904)         (289,298)
                                          ----------        ----------
Cash flows from investing activities:
 Secured notes receivable issued                  --           (84,958)
 Purchase of equity investments           (1,372,903)       (1,487,476)
 Proceeds from sales of
  equity investments                       2,022,421           212,516
 Repayments of secured notes receivable      130,197           212,511
                                          ----------        ----------
  Net cash provided (used) by
   investing activities                      779,715        (1,147,407)
                                          ----------        ----------
Net increase (decrease) in cash
 and cash equivalents                        581,811        (1,436,705)

Cash and cash equivalents at
 beginning of year                        11,371,533        16,187,289
                                          ----------        ----------
Cash and cash equivalents at March 31    $11,953,344        14,750,584
                                          ==========        ==========

See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1995                 1994
                                            ----                 ----
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                        $ 388,309          (1,036,381)

Adjustments to reconcile net income
 (loss) to net cash used by
 operating activities:
  Change in net unrealized fair value:
    Equity investments                     156,462             894,712
    Secured notes receivable               114,000              (6,000)
  Realized gains from sale of
   equity investments                     (935,950)            (92,015)
  Other changes, net                         5,039               1,928

Changes in:
  Due to related parties                    67,372             (11,806)
  Other, net                                 6,864             (39,736)
                                           -------           ---------
Net cash used by operating activities    $(197,904)           (289,298)
                                           =======           =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1995 and December 31, 1994, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1995 and 1994 were as follows:

                                              1995           1994
                                              ----           ----
Management fees                             $199,102       199,056
Amortization of organizational cost            1,750         1,750
Reimbursable operating expenses              226,609       243,613
Individual general partners' compensation      4,500         4,500


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. Due to related parties were $56,799 at March 31, 1995 compared to due from related parties of $10,568 at December 31, 1994 for reimbursable operating expenses.

Amounts payable for management fees were $66,354 and $66,349 at March 31, 1995 and December 31, 1994, respectively.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of:



                                                                     January 1 -
                                                                   March 31, 1995
                                                      Principal    --------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
- ----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1995                                       $16,068,778  18,985,725
                                                                  ----------  ----------

Significant changes:

Communications
- --------------
Unitech Telecom, Inc.   Convertible
                        note (1)             05/94     $100,000     (106,039)   (106,039)
Unitech Telecom, Inc.   Series A Preferred
                        shares               03/95       46,875      375,000     375,000

Computer Systems and Software
- -----------------------------
Pilot Network           Series D Preferred
 Services, Inc.         shares               03/95      371,557      650,225      650,225
Velocity Incorporated   Convertible note (1) 03/95     $250,000      250,083      250,083

Environmental
- -------------
SRG Holdings, Inc.      Convertible          01/95 -
                        notes (1)            03/95      $78,124       78,805       78,805

Industrial/Business Automation
- ------------------------------
Bolder Technologies     Convertible
 Corporation            note (1)             03/95      $69,467       69,977       69,977
Bolder Technologies     Common share
 Corporation            warrants at $0.50;
                        expiring 03/00       03/95        8,694           87           87
Oxford GlycoSystems     Common
 Group PLC              shares               08/93      533,867            0    (572,833)

Medical
- -------
TheraTx, Incorporated   Common shares        06/94       70,042      (16,500)   (345,177)
UroMed Corporation      Common shares        03/94      179,828     (286,236)   (831,705)

Microelectronics
- ----------------
Tessera, Inc.           Common warrants
                        at $0.73;
                        expiring 04/97       04/92       72,754            0     128,775
Tessera, Inc.           Series B
                        Preferred share      05/92      666,666            0   1,166,665
                                                                  ----------  ----------

Total significant changes during the three
 months ended March 31, 1995                                       1,015,402     863,863

Other changes, net                                                    49,462      44,539
                                                                  ----------  ----------

Total equity investments at March 31, 1995                       $17,133,642  19,894,127
                                                                  ==========  ==========


(1) Convertible notes include accrued interest.  Interest rates on notes issued in 1995 ranged from 8% to 12%.





Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $1,142,579 and $1,445,315, respectively, and aggregate market values of $1,724,986 and $2,910,791, respectively. The net unrealized gains at March 31, 1995 and December 31, 1994 included gross gains of $1,138,183 and $2,012,329, respectively.

Bolder Technologies
- -------------------

In March 1995, the Partnership issued an unsecured convertible note for $69,467 and purchased 8,694 warrants for common shares with an exercise price of $0.50 per share for $87.

Oxford GlycoSystems
- -------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in the change in fair value of $572,833 for the Partnership's existing investments.

Pilot Network Services, Inc.
- ----------------------------

In March 1995, the Partnership purchased 371,557 Series D Preferred shares from the company at a total cost of $650,225.

SRG Holdings, Inc.
- ------------------

During the first quarter of 1995, the Partnership issued convertible notes totaling $78,124 to SRG Holdings, Inc.

Tessera, Inc.
- -------------

In February 1995, the company had a Series C round of equity financing in which the Partnership did not participate. The pricing of this financing indicated an increase in the change in fair value of $1,295,440 for the Partnership's existing investments.

TheraTx, Inc.
- -------------

In January 1995, the Partnership sold 11,000 shares of TheraTx, Inc. for proceeds of $214,719 and a realized gain of $198,219. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $345,177 during the first quarter of 1995, a portion was realized related to the sale mentioned above, with the remainder due to a change in the market value of the remaining unrestricted shares at March 31, 1995.

Unitech Telecom, Inc.
- ---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shared from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994.

UroMed Corporation
- ------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $1,023,967 and a realized gain of $737,731. The Partnership also received proceeds of $655,985 from sales prior to December 31, 1994, which have been settled.

Velocity Incorporated
- ---------------------

In March 1995, the Partnership issued a convertible note of $250,000 to the company and received warrants to purchase 25,000 common shares at an exercise price of $1.00 per share.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through March 31, 1995 consisted of:

Balance at January 1, 1995                                 $1,435,190

1995 activity:
 Repayments of secured notes receivable                      (130,197)
 Increase in allowance for loan losses                       (114,000)
 Change in interest receivable                                 (8,854)
 Other activity, net                                              711
                                                            ---------
 Total secured notes receivable, net, at March 31, 1995    $1,182,850
                                                            =========

The Partnership had accrued interest of $110,787 and $119,641 at March 31, 1995 and December 31, 1994, respectively.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1995                                   $560,000

Change in net unrealized fair value of
 secured notes receivable                                     114,000
                                                              -------
Balance at March 31, 1995                                    $674,000
                                                              =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $1,367,004 were on nonaccrual status due to uncertainties related to a borrower's financial condition at March 31, 1995. The Managing General Partners continue to monitor the progress of this company. The fair value at March 31, 1995 is based on the Managing General Partners' estimate of collectibility of these notes.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1995 and December 31, 1994 consisted of:

                                                  1995           1994
                                                  ----           ----
Demand accounts                              $        --          2,241
Money-market accounts                         11,953,344     11,369,292
                                              ----------     ----------
 Total                                       $11,953,344     11,371,533
                                              ==========     ==========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments as follows:



Type
- ----

Equity investments                                          $1,640,000
Secured promissory notes (term loan and other financing)        47,207
Venture capital limited partnership investments                631,560
                                                             ---------
 Total                                                      $2,318,767
                                                             =========


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash used by operations totaled $197,904. The Partnership paid management fees of $199,097 to the Managing General Partners and reimbursed related parties for operating expenses of $158,216. In addition, $4,500 was paid to the individual general partners as compensation for their services. Other operating expenses of $50,748 were paid and $214,657 in interest income was received.

During the three months ended March 31, 1995, the Partnership funded equity investments of $1,372,903 primarily to portfolio companies in the computer systems and software, and communications industries. Proceeds from sales of equity investments were $2,022,421 of which $783,735 related to sales prior to December 31, 1994, which have been settled. Repayments of notes receivable provided cash of $130,197. As of March 31, 1995, the Partnership was committed to fund additional investments totaling $2,318,767.

Cash and cash equivalents at March 31, 1995 were $11,953,344. Future interest income on short-term investments and notes receivable, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $388,309 for the three months ended March 31, 1995 compared to a net loss of $1,036,381 during the same period in 1994. The change was primarily due to an $843,935 increase in realized gains from sales of equity investments and a $738,250 increase in the change in net unrealized fair value of equity investments. These changes were partially offset by a $120,000 decrease in the change in net unrealized fair value of secured notes receivable and a $60,563 decrease in total income.

Realized gains from sales of equity investments were $935,950 and $92,015 during the quarters ended March 31, 1995 and 1994, respectively. The 1995 gain primarily relate to sales of UroMed Corporation and TheraTx, Incorporated. The 1994 gain related to sales of EROX
Corporation and OrthoLogic Corporation.

During the quarter ended March 31, 1995, the decrease in fair value of $156,462 was primarily attributable to a decrease due to realized gains from investment sales related to UroMed Corporation and TheraTx, Incorporated and a decrease in a portfolio company in the industrial/business automation industry, partially offset by an increase in a portfolio company in the microelectronics industry. During the same period in 1994, the decrease of $894,712 was primarily due to portfolio companies in the communications, medical and microelectronics industries.

During the three months ended March 31, 1995, the Partnership recorded a decrease in fair value of secured notes receivable of $114,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners. A $6,000 increase was recorded for the same period in 1994.

Total income was $205,211 and $265,774 for the quarters ended March 31, 1995 and 1994, respectively. The decrease was primarily related to lower notes receivable interest income due to additional notes placed on nonaccrual status, partially offset by higher short-term investment income due to higher interest rates.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer