Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1995-08-11
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

                                         (unaudited)
                                           June 30,        December 31,
                                            1995               1994
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $19,914,264 and $16,068,778 at
  1995 and 1994, respectively)          $23,433,769       18,985,725
 Secured notes receivable, net
  (cost basis of $1,695,031 and
  $1,995,190 at 1995 and 1994,
  respectively)                           1,002,031        1,435,190
                                         ----------       ----------

 Total investments                       24,435,800       20,420,915

Cash and cash equivalents                 8,322,935       11,371,533

Other assets                                 19,429          807,401
                                         ----------       ----------
        Total                           $32,778,164       32,599,849
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    15,151           29,751

Due to related parties                      124,058           55,781

Other liabilities                               828              861
                                         ----------       ----------
 Total liabilities                          140,037           86,393

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1995 and 1994)         29,803,908       30,145,346
 Managing General Partners                    7,714           11,163
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                     3,519,505        2,916,947
   Secured notes receivable                (693,000)        (560,000)
                                         ----------       ----------
  Total partners' capital                32,638,127       32,513,456
                                         ----------       ----------
    Total                               $32,778,164       32,599,849
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                              For the Three                  For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                       June 30,
                                          ------------------------       --------------------
                                             1995           1994           1995        1994
                                             ----           ----           ----        ----
Income:
 Secured notes receivable interest      $    26,795        133,427          56,207      271,543
 Short-term investments interest            151,629        137,296         327,428      264,954
                                          ---------      ---------       ---------    ---------
  Total income                              178,424        270,723         383,635      536,497


Costs and expenses:
 Management fees                            199,061        199,048         398,163      398,104
 Individual general partners'
  compensation                               12,349         10,500          16,849       15,000
 Amortization of organizational costs         1,750          1,750           3,500        3,500
 Operating expenses:
   Investment operations                    148,583        118,943         282,952      244,110
   Administrative and investor services     138,755        140,439         237,281      259,644
   Professional fees                         44,223         18,732          56,927       36,302
   Computer services                         29,032         21,250          56,471       56,960
   Expenses reimbursed to General Partners   14,991             --          14,991           --
                                          ---------      ---------       ---------    ---------
      Total operating expenses              375,584        299,364         648,622      597,016
                                          ---------      ---------       ---------    ---------
   Total costs and expenses                 588,744        510,662       1,067,134    1,013,620
                                          ---------      ---------       ---------    ---------
Net operating loss                         (410,320)      (239,939)       (683,499)    (477,123)

Realized gains from
 sales of equity investments                     --        442,355         935,950      534,370
Realized losses from
 investment write-downs                    (635,920)            --        (639,920)      (2,500)
Recoveries from investments previously
 written off                                 42,582             --          42,582           --
                                          ---------      ---------       ---------    ---------

Net realized (loss) income               (1,003,658)       202,416        (344,887)      54,747

 Change in net unrealized
  fair value:
   Equity investments                       759,020      1,801,102         602,558      906,390
   Secured notes receivable                 (19,000)      (158,000)       (133,000)    (152,000)
                                          ---------      ---------       ---------    ---------
Net (loss) income                       $  (263,638)     1,845,518         124,671      809,137
                                          =========      =========       =========    =========
Net realized loss per Unit              $        (3)            --              (1)          --
                                          =========      =========       =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                            1995                1994
                                            ----                ----
Cash flows from operating activities:
 Interest received                       $   391,159           453,182
 Cash paid to vendors                       (166,280)         (140,099)
 Cash paid to related parties               (842,973)         (861,652)
                                          ----------        ----------
  Net cash used by
   operating activities                     (618,094)         (548,569)
                                          ----------        ----------
Cash flows from investing activities:
 Secured notes receivable issued                  --          (127,438)
 Purchase of equity investments           (4,943,033)       (2,472,197)
 Proceeds from sales of
  equity investments                       2,022,421           816,323
 Repayments of convertible and
  secured notes receivable                   490,108           487,755
 Distributions from venture capital
  limited partnerships                            --             5,941
                                          ----------        ----------
  Net cash used by investing activities   (2,430,504)       (1,289,616)
                                          ----------        ----------
Net decrease in cash and
 cash equivalents                         (3,048,598)       (1,838,185)

Cash and cash equivalents at
 beginning of year                        11,371,533        16,187,289
                                          ----------        ----------
Cash and cash equivalents at June 30     $ 8,322,935        14,349,104
                                          ==========        ==========

See accompanying notes to financial statements.

- -----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             1995                1994
                                             ----                ----
Reconciliation of net income to net
 cash used by operating activities:

Net income                                 $ 124,671           809,137

Adjustments to reconcile net income to
 net cash used by operating activities:
  Realized gains from sales of
   equity investments                       (935,950)         (534,370)
  Realized losses from investment
   write-downs                               639,920             2,500
  Recoveries from investments previously
   written off                               (42,582)               --
  Change in net unrealized fair value:
    Equity investments                      (602,558)         (906,390)
    Secured notes receivable                 133,000           152,000
  Other changes, net                           2,279            (1,655)

Changes in:
  Due to related parties                      68,277             5,697
  Other, net                                  (5,151)          (75,488)
                                             -------           -------
Net cash used by operating activities      $(618,094)         (548,569)
                                             =======           =======

Non-cash investing activities:

Common stock recovered from equity
 investments previously written off        $  42,582                --
                                             =======           =======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994 and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1995 and 1994 were as follows:

                                              1995           1994
                                              ----           ----
Management fees                             $398,163       398,104
Amortization of organizational cost            3,500         3,500
Reimbursable operating expenses              482,273       454,245
Individual general partners' compensation     16,849        15,000
Expenses reimbursed to General Partners       14,991            --


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. Due to related parties was $57,705 at June 30, 1995 compared to due from related parties of $10,568 at December 31, 1994 for reimbursable operating expenses.

Amounts payable for management fees were $66,353 and $66,349 at June 30, 1995 and December 31, 1994, respectively.

During the second quarter of 1995, the Partnership reimbursed $14,991 to the General Partners for individual general partners' expenses incurred in prior years during which the operating expense limitation applied. This amount was recorded as a reduction to operating expenses and future expenses will be reflected as individual general partners' compensation.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of:



                                                                     January 1 -
                                                                    June 30, 1995
                                                      Principal     -------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
- ----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1995                                       $16,068,778  18,985,725
                                                                  ----------  ----------

Significant changes:

Biotechnology
- -------------

Prolinx, Inc.           Series A
                        Preferred
                        shares               05/95      500,000      328,929     328,929

Communications
- --------------
Coded Communications    Common
 Corporation            shares               04/93      145,454     (246,182)    (21,963)
Coded Communications    Common
 Corporation            share
                        warrant
                        at $3.16;
                        expired 04/95        04/93      145,454       (4,000)          0
Unitech Telecom, Inc.   Convertible
                        note (1)             05/94     $100,000     (106,039)   (106,039)
Unitech Telecom, Inc.   Series A Preferred
                        shares               03/95       46,875      375,000     375,000

Computer Systems and Software
- -----------------------------
Pilot Network           Series D Preferred
 Services, Inc.         shares               03/95      371,557      650,225     650,225

Environmental
- -------------
Conversion              Series A
 Technologies           Preferred
 International, Inc.    shares               05/95      600,000    1,500,000   1,500,000
SRG Holdings, Inc.      Subordinated
                        note (1)             04/95      $56,880       58,117      58,117
SRG Holdings, Inc.      Subordinated
                        note (1)             06/95     $122,547      122,710     122,710

Industrial/Business Automation
- ------------------------------
Bolder Technologies     Series C Preferred
 Corporation            shares               09/94      250,000            0     500,000
Bolder Technologies     Series B Preferred
 Corporation            shares               10/94       50,001            0     100,002
Bolder Technologies     Common share
 Corporation            warrant at $0.50;
                        expiring 03/00       03/95        8,694           87      30,429
Bolder Technologies     Series D Preferred
 Corporation            shares               05/95       17,366       69,467      69,464
Bolder Technologies     Series C Preferred
 Corporation            shares               05/95          810        1,622       3,240
Oxford GlycoSystems     Common
 Group PLC              shares               08/93      533,867            0    (572,833)
Portable Energy         Funds held in
 Products, Inc.         escrow for Series
                        A Preferred shares   06/95    1,100,000    1,100,000   1,100,000

Medical
- -------
Acusphere, Inc.         Series B Preferred
                        shares               05/95      250,000      400,000     400,000
Biex, Inc.              Series C Preferred
                        shares               06/95       83,334       83,334      83,334
Pharmos Corporation     Common shares        04/95       56,776       42,582     143,643
TheraTx, Incorporated   Common shares        06/94       70,042      (16,500)   (731,809)
UroMed Corporation      Common shares        03/94      179,828     (286,236)   (831,705)

Microelectronics
- ----------------
Tessera, Inc.           Common share
                        warrant
                        at $0.73;
                        expiring 04/97       04/92       72,754            0     128,775
Tessera, Inc.           Series B
                        Preferred share      05/92      666,666            0   1,166,665

Retail/Consumer Products
- ------------------------
Yes! Entertainment      Series B Preferred
 Corporation            shares               01/93      750,000     (500,000)   (375,000)
Yes! Entertainment
 Corporation            Common shares        06/95       55,555      166,665     209,998

Venture Capital Limited Partnership Investment
- ----------------------------------------------
Various                 Ltd. Partnership
                        interest             various   $751,465      101,463     107,070
                                                                  ----------  ----------

Total significant changes during the six
 months ended June 30, 1995                                        3,841,244   4,438,252

Other changes, net                                                     4,242       9,792
                                                                  ----------  ----------

Total equity investments at June 30, 1995                        $19,914,264  23,433,769
                                                                  ==========  ==========


(1) Convertible and subordinated notes include accrued interest.  Interest rates on such notes issued in 1995 ranged from 8% to 24%.





Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $934,979 and $1,445,315, respectively, and aggregate market values of $1,481,997 and $2,910,791, respectively. The net unrealized gains at June 30, 1995 and December 31, 1994 included gross gains of $852,612 and $2,012,329, respectively.

Acusphere, Inc.
- ---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 250,000 Series B Preferred shares at a total cost of $400,000.

Biex, Inc.
- ----------

In June 1995, the Partnership made an additional investment in Biex, Inc. by purchasing 83,334 Series C Preferred shares at a total cost of $83,334.

Bolder Technologies
- -------------------

In March 1995, the Partnership issued an unsecured convertible note for $69,467 and purchased a warrant for 8,694 common shares with an exercise price of $0.50 per share for $87.

Then in May 1995, the Partnership converted the unsecured note mentioned above into 17,366 Series D Preferred shares and the accrued interest of $1,622 into 810 Series C preferred shares. This round of equity conversion in which other investors participated indicated an increase in the change in fair value of $631,959 for the Partnership's investments.

Coded Communications Corporation
- --------------------------------

During the second quarter of 1995, the Managing General Partners have determined that there has been a decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $250,182. The Partnership also recorded a decrease in fair value of $21,963 to reflect the publicly-traded market value at June 30, 1995.

Conversion Technologies International, Inc.
- -------------------------------------------

In May 1995, the Partnership invested in Conversion Technologies
International, Inc. by purchasing 600,000 Series A Preferred shares at a total cost of $1,500,000.

Oxford GlycoSystems Group PLC
- -----------------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in the change in fair value of $572,833 for the Partnership's existing investments.

Pharmos Corporation/Oculon Corporation
- --------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 56,776 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $42,582 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off. An increase in fair value of $143,643 reflected the market value of the Pharmos stock at June 30, 1995.

Pilot Network Services, Inc.
- ----------------------------

In March 1995, the Partnership purchased 371,557 Series D Preferred shares from the company at a total cost of $650,225.

Portable Energy Products, Inc.
- ------------------------------

In June 1995, the Partnership deposited $1,100,000 into an escrow fund to purchase 1,100,000 Series A Preferred shares upon the final close of the financing round, which occurred in July 1995.

Prolinx, Inc.
- -------------

In May 1995, the Partnership invested in Prolinx, Inc. by purchasing 500,000 Series A Preferred shares at a total cost of $328,929.

SRG Holdings, Inc.
- ------------------

During the first quarter of 1995, the Partnership issued convertible notes totaling $78,124 to SRG Holdings, Inc. Then, during the second quarter, the Partnership issued an additional $179,427 in subordinated notes to the company, which consisted of $100,693 in cash and the transfer of $78,734 in principal and interest from the $78,124 convertible notes mentioned above.

Tessera, Inc.
- -------------

In February 1995, the company had a Series C round of equity financing in which the Partnership did not participate. The pricing of this financing indicated an increase in the change in fair value of $1,295,440 for the Partnership's existing investments.

TheraTx, Inc.
- -------------

In January 1995, the Partnership sold 11,000 shares of TheraTx, Inc. for proceeds of $214,719 and a realized gain of $198,219. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $731,809 at June 30, 1995; a portion was realized related to the sale mentioned above, with the remainder due to a decrease in the market value of the remaining unrestricted shares at June 30, 1995.

Unitech Telecom, Inc.
- ---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994.

UroMed Corporation
- ------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $1,023,967 and realized a gain of $737,731. The Partnership also received proceeds of $655,985 from sales prior to December 31, 1994, which have been settled.

YES! Entertainment Corporation
- ------------------------------

In June 1995, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 55,555 common shares. The Managing General Partners determined that there has been a decline in value of the Partnership's investment; as a result, a realized loss of $333,335 was recorded. The loss reflects the fact that the stock will be restricted for two years.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis increase of $101,463 during the first half of 1995 from additional contributions to certain venture capital limited partnership investments.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through June 30, 1995 consisted of:

Balance at January 1, 1995                                 $1,435,190

1995 activity:
 Repayments of secured notes receivable                      (240,108)
 Increase in allowance for loan losses                       (133,000)
 Write-off of interest receivable                             (48,403)
 Change in interest receivable                                (12,869)
 Other activity, net                                            1,221
                                                            ---------
 Total secured notes receivable, net, at June 30, 1995     $1,002,031
                                                            =========

The Partnership had accrued interest of $58,369 and $119,641 at June 30, 1995 and December 31, 1994, respectively.

During the second quarter of 1995, the Partnership wrote off $48,403 in interest receivable from a portfolio company in the biomedical industry as collection was considered unlikely.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1995                                   $560,000

Change in net unrealized fair value of
 secured notes receivable                                     133,000
                                                              -------
Balance at June 30, 1995                                     $693,000
                                                              =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $1,477,314 were on nonaccrual status due to uncertainties related to borrowers' financial condition at June 30, 1995. The Managing General Partners continue to monitor the progress of these companies. The fair value at June 30, 1995 is based on the Managing General Partners' estimate of collectibility of these notes.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of:

                                                  1995           1994
                                                  ----           ----
Demand accounts                              $    1,539           2,241
Money-market accounts                         8,321,396      11,369,292
                                              ---------      ----------
 Total                                       $8,322,935      11,371,533
                                              =========      ==========

6.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments as follows:



Type
- ----

Equity investments                                          $1,477,737
Venture capital limited partnership investments                592,597
                                                             ---------
 Total                                                      $2,070,334
                                                             =========


In June 1995, the Partnership agreed to guarantee a $750,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operations totaled $618,094. The Partnership paid management fees of $398,159 to the Managing General Partners and reimbursed related parties for operating expenses of $427,965. In addition, $16,849 was paid to the individual general partners as compensation for their services. Other operating expenses of $166,280 were paid and $391,159 in interest income was received.

During the six months ended June 30, 1995, the Partnership funded equity investments of $4,943,033 primarily to portfolio companies in the environmental, industrial/business automation, and computer systems and software industries. Proceeds from sales of equity investments were $2,022,421 of which $783,735 related to sales prior to December 31, 1994, which have been settled. Repayments of convertible and secured notes receivable provided cash of $490,108. As of June 30, 1995, the Partnership was committed to fund additional investments totaling $2,070,334.

During the first half of 1995, YES! Entertainment Corporation completed its initial public offering ("IPO"). Although the Partnership's holdings in YES! Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment.

Cash and cash equivalents at June 30, 1995 were $8,322,935. Future interest income on short-term investments and notes receivable, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $263,638 for the three months ended June 30, 1995 compared to a net income of $1,845,518 for the same period in 1994. The change was primarily due to a $1,042,082 decrease in the change in net unrealized fair value of equity investments, a $635,920 increase in realized losses from investment write-downs, and a $442,355 decrease in realized gains from sales of equity investments. These changes were partially offset by a $139,000 increase in the change in net unrealized fair value of secured notes receivable.

During the three months ended June 30, 1995, the increase in fair value of equity investments of $759,020 was primarily due to portfolio companies in the industrial/business automation and communications industries, partially offset by decreases in the medical industry. During the same period in 1994, the increase in fair value of $1,801,102 was primarily due to portfolio companies in the medical industry, partially offset by decreases in the retail/consumer products, and computer systems and software industries.

Realized losses from investment write-downs of $635,920 for the three months ended June 30, 1995 primarily related to the write-down of portfolio companies in the retail/consumer products and communications industries. During the same period in 1994, there were no such write-downs.

There were no sales of equity investments for the three months ended June 30, 1995. During the same period in 1994, realized gains of $442,355 related to the partial sale of TheraTx, Incorporated.

During the three months ended June 30, 1995, the Partnership recorded a decrease in the fair value of secured notes receivable of $19,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners. A $158,000 decrease was recorded for the same period in 1994.

Total operating expenses were $375,584 and $299,364 for the three months ended June 30, 1995 and 1994, respectively. The increase was primarily due to higher investment operations expenses and professional fees resulting from higher overall portfolio activities.

Total income was $178,424 and $270,723 during the three months ended June 30, 1995 and 1994, respectively. The decrease was primarily related to lower notes receivable interest income due to additional notes placed on nonaccrual status, partially offset by higher short-term investment income due to higher interest rates.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net income was $124,671 for the six months ended June 30, 1995 compared to $809,137 during the same period in 1994. The decrease in income was primarily due to a $637,420 increase in realized losses from investment write-downs and a $303,832 decrease in the change in net unrealized fair value of equity investments. These changes were partially offset by a $401,580 increase in realized gains from sales of equity investments and a $152,862 decrease in interest income.

Realized losses from investment write-downs of $639,920 primarily related to portfolio companies in the retail/consumer products and communications industries. In 1994, $2,500 of such losses were realized.

During the six months ended June 30, 1995, the increase in fair value of equity investments of $602,558 was primarily due to portfolio companies in the microelectronics, communications, and retail/consumer products industries, partially offset by decreases in the medical industry. During the same period in 1994, the increase in fair value of equity investments of $906,390 was primarily due to portfolio companies in the medical industry, partially offset by decreases in the retail/consumer products, communications, and computer systems and software industries.

Realized gains from sales of equity investments of $935,950 for the six months ended June 30, 1995 related to the partial sales of UroMed Corporation and TheraTx, Incorporated. During the same period in 1994, realized gains of $534,370 related to the partial sales of TheraTx, Incorporated, EROX Corporation and Orthologic Corporation.

Total income was $383,635 and $536,497 during the six months ended June 30, 1995 and 1994, respectively. The decrease in notes receivable interest income was primarily due to additional notes placed on non-accrual status, partially offset by an increase in short-term investment interest due to higher interest rates.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer