Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1995-11-13
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

 TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
 ----------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Delaware                              94-3094910
-------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                             94403
---------------------------------------                      ----------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                         September 30,     December 31,
                                            1995               1994
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $21,123,531 and $16,068,778 at
  1995 and 1994, respectively)          $25,148,371       18,985,725
 Secured notes receivable, net
  (cost basis of $1,595,009 and
  $1,995,190 at 1995 and 1994,
  respectively)                             747,009        1,435,190
                                         ----------       ----------

 Total investments                       25,895,380       20,420,915

Cash and cash equivalents                 6,986,597       11,371,533

Other assets                                 17,178          807,401
                                         ----------       ----------
        Total                           $32,899,155       32,599,849
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    20,999           29,751

Due to related parties                      131,723           55,781

Other liabilities                               756              861
                                         ----------       ----------
 Total liabilities                          153,478           86,393

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1995 and 1994)         29,563,551       30,145,346
 Managing General Partners                    5,286           11,163
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                     4,024,840        2,916,947
   Secured notes receivable                (848,000)        (560,000)
                                         ----------       ----------
  Total partners' capital                32,745,677       32,513,456
                                         ----------       ----------
    Total                               $32,899,155       32,599,849
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                  For the Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                          ------------------------       --------------------
                                             1995           1994           1995        1994
                                             ----           ----           ----        ----
Income:
 Secured notes receivable interest      $  29,733          133,051          85,940      404,594
 Short-term investments interest          104,131          160,577         431,559      425,531
                                          -------          -------       ---------    ---------
  Total income                            133,864          293,628         517,499      830,125


Costs and expenses:
 Management fees                          199,060          199,049         597,223      597,153
 Individual general partners'
  compensation                             24,461            7,500          41,310       22,500
 Amortization of organizational costs       1,750            1,750           5,250        5,250
 Operating expenses:
   Investment operations                  124,215           92,396         407,167      336,506
   Administrative and investor services    85,997          104,820         338,269      364,464
   Professional fees                       10,792           16,598          67,719       52,900
   Computer services                       32,952           26,724          89,423       83,684
   Expenses absorbed by General Partners (102,578)         (37,554)       (102,578)     (37,554)
                                          -------          -------       ---------    ---------
      Total operating expenses            151,378          202,984         800,000      800,000
                                          -------          -------       ---------    ---------
   Total costs and expenses               376,649          411,283       1,443,783    1,424,903
                                          -------          -------       ---------    ---------
Net operating loss                       (242,785)        (117,655)       (926,284)    (594,778)

Realized gains from
 sales of equity investments                   --               --         935,950      534,370
Realized losses from
 investment write-downs                        --               --        (639,920)      (2,500)
Recoveries from investments previously
 written off                                   --               --          42,582           --
                                          -------          -------       ---------    ---------

Net realized loss                        (242,785)        (117,655)       (587,672)     (62,908)

 Change in net unrealized
  fair value:
   Equity investments                     505,335          480,290       1,107,893    1,386,680
   Secured notes receivable              (155,000)        (100,000)       (288,000)    (252,000)
                                          -------          -------       ---------    ---------
Net income                              $ 107,550          262,635         232,221    1,071,772
                                          =======          =======       =========    =========
Net realized loss per Unit              $      (1)              --              (1)          --
                                          =======          =======       =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                              1995              1994
                                              ----              ----
Cash flows from operating activities:
 Interest received                         $   537,673         731,347
 Cash paid to vendors                         (199,676)       (200,641)
 Cash paid to related parties               (1,170,534)     (1,263,834)
                                            ----------      ----------
  Net cash used by
   operating activities                       (832,537)       (733,128)
                                            ----------      ----------
Cash flows from investing activities:
 Secured notes receivable issued                    --        (127,438)
 Purchase of equity investments             (6,136,472)     (5,333,057)
 Proceeds from sales of
  equity investments                         2,022,421         816,323
 Repayments of convertible and
  secured notes receivable                     561,652       1,023,746
 Distributions from venture capital
  limited partnerships                              --           5,941
                                            ----------      ----------

  Net cash used by investing activities     (3,552,399)     (3,614,485)
                                            ----------      ----------
Net decrease in cash and
 cash equivalents                           (4,384,936)     (4,347,613)

Cash and cash equivalents at
 beginning of year                          11,371,533      16,187,289
                                            ----------      ----------
Cash and cash equivalents at September 30  $ 6,986,597      11,839,676
                                            ==========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                               1995              1994
                                               ----              ----
Reconciliation of net income to net
 cash used by operating activities:

Net income                                   $   232,221     1,071,772

Adjustments to reconcile net income to
 net cash used by operating activities:
  Realized gains from sales of
   equity investments                           (935,950)     (534,370)
  Realized losses from investment
   write-downs                                   639,920         2,500
  Recoveries from investments previously
   written off                                   (42,582)           --
  Change in net unrealized fair value:
    Equity investments                        (1,107,893)   (1,386,680)
    Secured notes receivable                     288,000       252,000
  Other changes, net                                (742)       (5,111)

Changes in:
  Due to related parties                          75,942       (29,188)
  Accrued interest on secured and
   convertible notes                              26,166       (88,417)
  Other, net                                      (7,619)      (15,634)
                                              ----------     ---------
Net cash used by operating activities        $  (832,537)     (733,128)
                                              ==========     =========

Non-cash investing activities:

Common stock recovered from equity
 investments previously written off          $    42,582            --
                                              ==========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and nine months ended September 30, 1995 and 1994 and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1995 and 1994 were as follows:

                                              1995           1994
                                              ----           ----
Management fees                             $ 597,223      597,153
Amortization of organizational cost             5,250        5,250
Reimbursable operating expenses               710,521      652,547
Individual general partners' compensation      41,310       22,500
Expenses absorbed by General Partners        (102,578)     (37,554)


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Due to related parties was $65,369 at September 30, 1995 compared to due from related parties of $10,568 at December 31, 1994 for reimbursable operating expenses.

Amounts payable for management fees were $66,354 and $66,349 at September 30, 1995 and December 31, 1994, respectively.

As set forth in the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 2% of total Limited Partner capital contributions. As of September 30, 1995 and 1994, this limitation was in effect and expenses absorbed by the General Partners totaled $102,578 and $37,554 for the nine months ended September 30, 1995 and 1994, respectively.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of:



                                                                     January 1 -
                                                                  September 30, 1995
                                                      Principal   ------------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1995                                       $16,068,778  18,985,725
                                                                  ----------  ----------

Significant changes:

Biotechnology
-------------

CV Therapeutics, Inc.   Series E
                        Preferred
                        shares               09/95       64,000      126,720     126,720
CV Therapeutics, Inc.   Series E
                        Preferred share
                        warrant at $2.00;
                        expiring 09/00       09/95       32,000        1,280       1,280
Prolinx, Inc.           Series A
                        Preferred
                        shares               05/95      328,929      328,929     328,929

Communications
--------------
Coded Communications    Common
 Corporation            shares               04/93      145,454     (246,182)    (21,963)
Coded Communications    Common
 Corporation            share
                        warrant
                        at $3.16;
                        expired 04/95        04/93      145,454       (4,000)          0
Positive                Series E
 Communications, Inc.   Preferred
                        shares               09/94      285,714            0     214,285
Positive                Series G
 Communications, Inc.   Preferred
                        shares               08/95       17,885       76,011      76,011
Unitech Telecom, Inc.   Convertible
                        note (1)             05/94     $100,000     (106,039)   (106,039)
Unitech Telecom, Inc.   Series A Preferred
                        shares               03/95       46,875      375,000     375,000

Computer Systems and Software
-----------------------------
Pilot Network           Series D Preferred
 Services, Inc.         shares               03/95      371,557      650,225     650,225
Velocity                Convertible          08/95 &
 Incorporated           notes (1)            09/95     $225,000      228,060     228,060

Environmental
-------------
Conversion              Series A
 Technologies           Preferred
 International, Inc.    shares               05/95      600,000    1,500,000   1,500,000
Conversion              Convertible
 Technologies           note (1)
 International, Inc.                         09/95      $37,500       37,600      37,600
SRG Holdings, Inc.      Subordinated
                        note (1)             04/95      $56,880       59,387      59,387
SRG Holdings, Inc.      Subordinated
                        note (1)             06/95     $122,547      130,227     130,227

Industrial/Business Automation
------------------------------
Bolder Technologies     Series C Preferred
 Corporation            shares               09/94      250,000            0     500,000
Bolder Technologies     Series B Preferred
 Corporation            shares               10/94       50,001            0     100,002
Bolder Technologies     Common share
 Corporation            warrant at $0.50;
                        expiring 03/00       03/95        8,694           87      30,429
Bolder Technologies     Series C Preferred
 Corporation            shares               05/95          810        1,622       3,240
Bolder Technologies     Series D Preferred
 Corporation            shares               05/95       17,366       69,467      69,464
Oxford GlycoSystems     Common
 Group PLC              shares               08/93      533,867            0    (572,833)
Portable Energy         Series A
 Products, Inc.         Preferred shares     06/95    1,100,000    1,100,000   1,100,000

Medical
-------
Acusphere, Inc.         Series B Preferred
                        shares               05/95      250,000      400,000     400,000
Adesso Specialty        Series A
 Services Organization, Preferred
 Inc.                   shares               07/95      400,000      400,000     400,000
Biex, Inc.              Series C Preferred
                        shares               06/95       83,334       83,334      83,334
Circadian, Inc.         Convertible note (1) 09/95      $70,990       71,227      71,227
Everest & Jennings,     Common shares
 International, Ltd.                         01/94      592,717            0     238,272
Megabios Corp.          Series C
                        Preferred shares     07/95      150,637      195,000     195,000
Pharmos Corporation     Common shares        04/95       56,776       42,582     147,618
TheraTx, Incorporated   Common shares        06/94       70,042      (16,500)   (695,387)
UroMed Corporation      Common shares        03/94      179,828     (286,236)   (831,705)

Microelectronics
----------------
Tessera, Inc.           Common share
                        warrant
                        at $0.73;
                        expiring 04/97       04/92       72,754            0     128,775
Tessera, Inc.           Series B
                        Preferred shares     05/92      666,666            0   1,166,665

Retail/Consumer Products
------------------------
Yes! Entertainment      Series B Preferred
 Corporation            shares               01/93      750,000     (500,000)   (375,000)
Yes! Entertainment
 Corporation            Common shares        06/95       55,555      166,665     235,414

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Ltd. Partnership
                        interest             various   $812,403      162,401     168,008
                                                                  ----------  ----------

Total significant changes during the nine
 months ended September 30, 1995                                   5,046,867   6,162,245

Other changes, net                                                     7,886         401
                                                                  ----------  ----------

Total equity investments at September 30, 1995                   $21,123,531  25,148,371
                                                                  ==========  ==========


(1) Convertible and subordinated notes include accrued interest.  Interest rates on such notes issued in 1995 ranged from 6% to 24%.





Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $934,979 and $1,445,315, respectively, and aggregate market values of $1,747,626 and $2,910,791, respectively. The net unrealized gains at September 30, 1995 and December 31, 1994 included gross gains of $893,009 and $2,012,329, respectively.

Acusphere, Inc.
---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 250,000 Series B Preferred shares at a total cost of $400,000.

Adesso Specialty Services Organization, Inc.
--------------------------------------------

In July 1995, the Partnership invested in Adesso Specialty Services Organization, Inc. by purchasing 400,000 Series A Preferred shares at a total cost of $400,000.

Biex, Inc.
----------

In June 1995, the Partnership made an additional investment in Biex, Inc. by purchasing 83,334 Series C Preferred shares at a total cost of $83,334.

Bolder Technologies Corporation
-------------------------------

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

Circadian, Inc.
---------------

In September 1995, the Partnership issued a $70,990 convertible note to the company.

Coded Communications Corporation
--------------------------------

During the second quarter of 1995, the Managing General Partners determined that there has been a decline in value of the Partnership's investments. As a result, the Partnership realized a loss of $250,182. The Partnership also recorded a decrease in fair value of $21,963 to reflect the publicly-traded market value at September 30, 1995.

Conversion Technologies International, Inc.
-------------------------------------------

In May 1995, the Partnership invested in Conversion Technologies
International, Inc. by purchasing 600,000 Series A Preferred shares at a total cost of $1,500,000. Then in September 1995, the Partnership issued a $37,500 convertible note to the company.

CV Therapeutics, Inc.
---------------------

In September 1995, the Partnership made an additional investment in CV Therapeutics, Inc. by purchasing 64,000 Series E Preferred shares and receiving a warrant to purchase 32,000 Series E Preferred shares for a total cost of $128,000.

Megabios Corp.
--------------

In July 1995, the Partnership made an additional investment in Megabios Corp. by purchasing 150,637 Series C Preferred shares at a total cost of $195,000.

Oxford GlycoSystems Group PLC
-----------------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in the change in fair value of $572,833 for the Partnership's existing investments.

Pharmos Corporation/Oculon Corporation
--------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 56,776 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $42,582 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off. An increase in fair value of $147,618 reflected the market value of the Pharmos stock at September 30, 1995.

Pilot Network Services, Inc.
----------------------------

In March 1995, the Partnership purchased 371,557 Series D Preferred shares from the company at a total cost of $650,225.

Portable Energy Products, Inc.
------------------------------

In June 1995, the Partnership purchased 1,100,000 Series A Preferred shares from the company at a total cost of $1,100,000.

Positive Communications, Inc.
-----------------------------

In August 1995, the Partnership made an additional investment in Positive Communications, Inc. by purchasing 17,885 Series G Preferred shares at a total cost of $76,011. The pricing of this financing in which other investors participated indicated an increase in the change in fair value of $214,285 in the Partnership's existing investment.

Prolinx, Inc.
-------------

In May 1995, the Partnership invested in Prolinx, Inc. by purchasing 328,929 Series A Preferred shares at a total cost of $328,929.

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

TheraTx, Inc.
-------------

In January 1995, the Partnership sold 11,000 common shares of TheraTx, Inc. for proceeds of $214,719 and realized a gain of $198,219. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $695,387 at September 30, 1995; a portion was realized related to the sale mentioned above, with the remainder due to a decrease in the market value of the remaining unrestricted shares at September 30, 1995.

Unitech Telecom, Inc.
---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994. Interest on the note was paid in cash.

UroMed Corporation
------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $1,023,967 and realized a gain of $737,731. The Partnership also received proceeds of $655,985 from sales prior to December 31, 1994, which have been settled.

Velocity Incorporated
---------------------

During the third quarter of 1995, the Partnership issued convertible notes totaling $225,000 to the company.

YES! Entertainment Corporation
------------------------------

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $162,401 during the first nine months of 1995 from additional contributions to certain venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through September 30, 1995 consisted of:

Balance at January 1, 1995                                  $1,435,190

1995 activity:
 Repayments of secured notes receivable                       (311,652)
 Increase in allowance for loan losses                        (288,000)
 Write-off of interest receivable                              (48,403)
 Change in interest receivable                                 (46,118)
 Other activity, net                                             5,992
                                                             ---------
 Total secured notes receivable, net, at September 30, 1995 $  747,009
                                                             =========

The Partnership had accrued interest of $25,120 and $119,641 at September 30, 1995 and December 31, 1994, respectively.

During the second quarter of 1995, the Partnership wrote off $48,403 in interest receivable from a portfolio company in the biomedical industry as collection was considered unlikely.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1995                                   $560,000

Change in net unrealized fair value of
 secured notes receivable                                     288,000
                                                              -------
Balance at September 30, 1995                                $848,000
                                                              =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $1,463,577 were on nonaccrual status due to uncertainties related to borrowers' financial condition at September 30, 1995. The Managing General Partners continue to monitor the progress of these companies. The fair value at September 30, 1995 is based on the Managing General Partners' estimate of collectibility of these notes.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of:

                                                  1995           1994
                                                  ----           ----
Demand accounts                              $   36,991           2,241
Money-market accounts                         6,949,606      11,369,292
                                              ---------      ----------
 Total                                       $6,986,597      11,371,533
                                              =========      ==========

6.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments as follows:



Type
----

Equity investments                                          $1,187,737
Venture capital limited partnership investments                542,597
Bridge notes and A/R Line                                      331,510
                                                             ---------
 Total                                                      $2,061,844
                                                             =========


In September 1995, the Partnership agreed to guarantee a $1,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash used by operating activities totaled $832,537. The Partnership paid management fees of $597,218 to the Managing General Partners and reimbursed related parties for operating expenses of $532,006. In addition, $41,310 was paid to the individual general partners as compensation for their services. Other operating expenses of $199,676 were paid and $537,673 in interest income was received.

During the nine months ended September 30, 1995, the Partnership funded equity investments of $6,136,472 primarily to portfolio companies in the environmental, industrial/business automation, medical, and computer systems and software industries. Proceeds from sales of equity investments were $2,022,421 of which $783,735 related to sales prior to December 31, 1994, which have been settled. Repayments of convertible and secured notes receivable provided cash of $561,652. As of September 30, 1995, the Partnership was committed to fund additional investments totaling $2,061,844 and has an outstanding guarantee of $1,000,000 as discussed in Note 6 to the financial statements.

During the first nine months of 1995, YES! Entertainment Corporation completed its initial public offering ("IPO"). Although the Partnership's holdings in YES! Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment.

Cash and cash equivalents at September 30, 1995 were $6,986,597. Future interest income on short-term investments and notes receivable, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $107,550 and $262,635 for the three months ended
September 30, 1995 and 1994, respectively. The decrease in net income was primarily due to a $159,764 decrease in total income and a $55,000 decrease in the change in net unrealized fair value of secured notes receivable.

Total income was $133,864 and $293,628 during the quarters ended September 30, 1995 and 1994, respectively. The decrease was due to lower secured notes receivable interest income resulting from notes placed on nonaccrual status and lower short-term investment income from lower outstanding cash and cash equivalents balances as more equity investments were made.

The Partnership recorded decreases in the fair value of secured notes receivable of $155,000 and $100,000 for the quarters ended September 30, 1995 and 1994, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective quarter ends. The decrease was primarily due to notes receivable being placed on nonaccrual status.

Total operating expenses were $151,378 and $202,984 for the three months ended September 30, 1995 and 1994, respectively. Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner contributions. As a result, operating expenses of $102,578 and $37,554 were absorbed by the General Partners during the quarters ended September 30, 1995 and 1994, respectively. Had the limitation not been in effect, total operating expenses for 1995 and 1994 would have been $253,956 and $240,538, respectively. The increase was primarily due to higher investment operations and administrative and investor services expenses resulting from higher overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was $232,221 for the nine months ended September 30, 1995 compared to $1,071,772 during the same period in 1994. The decrease in income was primarily due to a $637,420 increase in realized losses from investment write-downs, a $312,626 decrease in total income, and a $278,787 decrease in the change in net unrealized fair value of equity investments. These changes were partially offset by a $401,580 increase in realized gains from sales of equity investments.

Realized losses from investment write-downs of $639,920 during the nine months ended September 30, 1995 primarily related to portfolio companies in the retail/consumer products and communications industries. In 1994, $2,500 of such losses were realized.

Total income was $517,499 and $830,125 during the nine months ended September 30, 1995 and 1994, respectively. The decrease was primarily due to lower secured notes receivable interest income resulting from notes placed on nonaccrual status.

During the nine months ended September 30, 1995, the increase in fair value of equity investments of $1,107,893 was primarily due to portfolio companies in the microelectronics, communications, and retail/consumer products industries, partially offset by decreases in the medical industry. During the same period in 1994, the increase in fair value of equity investments of $1,386,680 was primarily due to portfolio companies in the medical industry, partially offset by decreases in the communications, retail/consumer products, and computer systems and software industries.

Realized gains from sales of equity investments of $935,950 for the nine months ended September 30, 1995 related to the partial sales of UroMed Corporation and TheraTx, Incorporated. During the same period in 1994, realized gains of $534,370 related to the sales of TheraTx, Incorporated, EROX Corporation and OrthoLogic Corporation.

Total operating expenses were $800,000 for both the nine months ended September 30, 1995 and 1994. Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner contributions. As a result, operating expenses of $102,578 and $37,554 were absorbed by the General Partners in 1995 and 1994, respectively. Had the limitation not been in effect, total operating expenses would have been $902,578 and $837,554 for 1995 and 1994, respectively. The increase was primarily due to higher investment operations expenses and professional fees resulting from higher overall portfolio activities, partially offset by lower administrative and investor services expenses.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer