Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1996-03-25
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                             94-3094910
-------------------------------    ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                          94403
---------------------------------------                     --------
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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated January 22, 1992 forming a part of Registration Statement No. 33-31237 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992 is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Annual Meeting of the Limited Partners of the Partnership was held on September 8, 1995 pursuant to a Notice of Meeting dated July 17, 1995. At that meeting, proxies submitted by Limited Partners documented that the Limited Partners elected three individual general partners, elected the two Managing General Partners, and ratified the selection of KPMG Peat Marwick LLP as independent certified public accountants for the fiscal year ended December 31, 1995. In addition, proxies submitted by Limited Partners documented that a majority vote was received to pass a proposed amendment to the Partnership Agreement. This amendment added a new Section, 14.11, which provides that the Management Committee shall be required to call a meeting of Limited Partners once every three years provided that the only purpose of the meeting is to seek Limited Partner consent of existing Managing General Partners and approve the existing independent certified public accountants for the Partnership. The number of Units voted in favor, against and abstained for each matter submitted are as follows:

                                 FOR     AGAINST    ABSTAINED
                                 ---     -------    ---------

Individual general partners    243,114         0        5,972
Managing General Partners      243,808         0        5,278
Ratification of KPMG Peat
  Marwick LLP                  232,169     1,625       15,292
Amendment to Partnership
  Agreement                    217,938    13,516       17,632


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1995, there were 6,560 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership
            Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------



                                      For the Years Ended and As of December 31,
                             -------------------------------------------------------------------
                                 1995          1994          1993          1992          1991
                                 ----          ----          ----          ----          ----


Total interest income       	 $   620,711     943,311      1,130,936       731,451        294,203
Net operating loss            (1,095,815)   (689,890)      (503,124)   (3,511,985)      (877,461)
Net realized gain from
  sales of equity
  investments                    935,950   3,209,979         65,814            --             --
Realized losses from
  investment write-downs      (3,137,377)   (541,125)      (187,887)           --             --
Recoveries from investments
  previously written-off          45,248          --             --            --             --
Net realized loss from
 venture capital limited
 partnership investments              --          --         (3,712)       (4,657)            --
Net realized (loss) income    (3,251,994)  1,978,964       (628,909)   (3,516,642)      (877,461)
Change in net unrealized
 fair value:
  Equity investments             765,254    (314,082)     1,933,993     1,297,036             --
  Secured notes receivable	      (395,000)   (443,000)       (44,000)      (73,000)            --
Net (loss) income             (2,881,740)  1,221,882      1,261,084    (2,292,606)      (877,461)
Net realized (loss)
 income per Unit                      (8)          5             (2)          (16)           (14)
Total assets	                  29,698,636  32,599,849     31,415,262    30,583,609     11,162,592
Distributions declared                --          --             --      (592,693)      (281,797)




Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   --------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1995, net cash used by operations totaled
$1,105,425. The Partnership paid management fees of $796,279 to the Managing General Partners and reimbursed related parties for operating expenses of $646,908. In addition, $51,913 was paid to the individual general partners as compensation for their services. Other operating expenses of $231,037 were paid. The Partnership received $620,712 in interest income.

In 1995, the Partnership issued $1,066,666 in secured notes receivable to a portfolio company in the computer systems and software industry. Equity investments of $7,414,638 were funded primarily to portfolio companies in the environmental, medical, computer systems and software, and industrial/business automation industries. Repayments of secured and convertible notes receivable during 1995 provided cash of $588,817. Proceeds from the sale of equity investments were $2,022,421 of which $783,735 related to sales prior to December 31, 1994 which have been settled. At December 31, 1995, the Partnership had commitments to fund additional investments totaling
$2,420,326 and has an outstanding guarantee of $1,000,000 as discussed in Note 8 to the financial statements.

During 1995, YES! Entertainment Corporation completed its initial public offering ("IPO") and Khepri Pharmaceuticals.
Inc. was acquired by Arris Pharmaceuticals. Although the Partnership's holdings are subject to selling restrictions, these developments indicate potential future liquidity for these investments.

Cash and cash equivalents at December 31, 1995 were $4,396,042. Future interest income on short-term investments and notes receivable, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1995 compared to 1994
---------------------
Net loss was $2,881,740 in 1995 compared to net income of $1,221,882 at in 1994. The decrease was primarily due to a $2,274,029 decrease in net realized gain from sales of equity investments, a $2,596,252 increase in realized losses from investment write-downs and a $322,600 decrease in interest income. These changes were partially offset by a $1,079,336 increase in the change in net unrealized fair value of equity investments.

Net realized gains from sales of equity investments of $935,950 for 1995 related to the partial sales of UroMed
Corporation and TheraTx, Incorporated.  During 1994
$3,209,979 in net realized gains was related to the sales of TheraTx, Incorporated, UroMed Corporation, Erox
Corporation, and Orthologic Corporation.

Realized losses from investment write-downs of $3,137,377 during 1995 primarily related to portfolio companies in the environmental, medical and retail/consumer products industries. In 1994, the Partnership realized losses from investment write-downs of $541,125 related to portfolio companies in the medical and environmental industries.

Total interest income was $620,711 and $943,311 during 1995 and 1994, respectively. The decrease was primarily due to lower secured notes receivable interest income resulting from notes placed on nonaccrual status.

During 1995, the increase in fair value of equity investments of $765,254 was primarily due to portfolio companies in the communications, microelectronics, and retail/consumer products industries, partially offset by decreases in portfolio companies in the medical industry.
During 1994, the decrease of $314,082 was primarily due to decreases in portfolio companies in the biomedical, retail/consumer products and communications industries, partially offset by increases in portfolio companies in the medical industry.

Total operating expenses were $861,329 and $800,000 in 1995 and 1994, respectively. Pursuant to the Partnership
Agreement, the Partnership may not reimburse the General
Partners for expenses that aggregate more than 2% of total
Limited Partner capital contributions. As a result, operating expenses of $770,116 and $287,129 were absorbed by the General Partners in 1995 and 1994, respectively. In addition, as indicated in Note 3 to the financial statements, 1995 operating expenses included additional administrative and investor services expenses of $453,884 of which $61,329 related to a prior year in which the limitation was not in effect. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses in 1995 and 1994 would have been $1,314,902 and $1,179,542, respectively.
The increase of $135,360 between 1995 and 1994 was primarily due to higher investment operations and administrative and investor services expenses resulting from higher overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1994 compared to 1993
---------------------

Net income was $1,221,882 and $1,261,084 in 1994 and 1993,
respectively. The slight decrease was primarily due to a $2,248,075 decrease in the change in net unrealized fair value of equity investments, a $399,000 decrease in the change in net unrealized fair value of secured notes receivable, and a $353,238 increase in realized losses from investment write-downs. These changes were partially offset by a $3,144,165 increase in net realized gain from the sales of equity investments.

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

Net realized gain from sales of equity investments was $3,209,979 for the year ended December 31, 1994, related to the sales of TheraTx, Incorporated, UroMed Corporation,
Erox Corporation, and Orthologic Corporation. During 1993, the $65,814 net realized gain mostly related to partial sales of Erox Corporation.

During 1994, total interest income was $943,311 compared to $1,130,936 in 1993. The decrease was primarily due to a reduction in notes receivable interest income as loans to a portfolio company in the environmental industry were placed on nonaccrual status.

Total operating expenses were $800,000 in both 1994 and 1993. As a result of the operating expense limitation, operating expenses of $287,129 and $228,813 were absorbed by the General Partners in 1994 and 1993, respectively.
Had the limitation not been in effect, total operating expenses in 1994 and 1993 would have been $1,087,129 and $1,028,813, respectively. The increase was primarily due to higher overall portfolio activity.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three individual general partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General
Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The
Managing General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4,
1995, forming a part of the May 3, 1993 Pre-Effective
Amendment No. 3 to the Form N-2 Registration Statement No.
33-54002 dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred $796,284 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1995. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General
Partners in performing their obligations to the Partnership. As compensation for their services, the individual general partners each receive $6,000 annually, plus $1,000 for each attended meeting of the individual general partners and related expenses. For the year ended
December 31, 1995, $51,913 of such fees were incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. Two of the three individual general partners each own 20 Units and the third owns 70 Units. The Managing
General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership
Agreement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1995
                    and 1994
                  Statements of Operations for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Partners' Capital for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Cash Flows for the years
                    ended December 31, 1995, 1994 and 1993
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

         (c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California                   KPMG Peat Marwick LLP
March 22, 1996

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1995          1994
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $20,607,017 and $16,068,778 for 1995
   and 1994, respectively)               $24,289,218  18,985,725
  Secured notes receivable, net
    (cost basis of $1,954,572 and
    $1,995,190 for 1995 and 1994,
    respectively)                            999,572   1,435,190
                                          ----------  ----------

       Total investments                  25,288,790  20,420,915

Cash and cash equivalents                  4,396,042  11,371,533

Other assets                                  13,804     807,401
                                          ----------  ----------

         Total                           $29,698,636  32,599,849
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    25,950      29,751

Due to related parties                        40,970      55,781

Other liabilities                                 --         861
                                          ----------  ----------

    Total liabilities                         66,920      86,393

Commitments, contingencies and
 subsequent events
  (Notes 3, 5 and 8)

Partners' capital:
  Limited Partners
    (Units outstanding of
    400,000 in both 1995 and 1994)        26,925,872  30,145,346
  General Partners                           (21,357)     11,163
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                     3,682,201   2,916,947
    Secured notes receivable                (955,000)   (560,000)
                                          ----------  ----------

    Total partners' capital               29,631,716  32,513,456
                                          ----------  ----------

      Total                              $29,698,636  32,599,849
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                 For the Years Ended December 31,
                               ----------------------------------
                                1995          1994        1993
                                ----          ----        ----

Interest Income:
  Secured notes
   receivable               $  106,723      385,438      531,039
  Short-term investments       513,988      557,873      599,897
                             ---------    ---------    ---------

     Total interest income     620,711      943,311    1,130,936

Costs and expenses:
  Management fees              796,284      796,201      799,060
  Individual general partners'
   compensation                 51,913       30,000       28,000
  Amortization of
   organizational costs          7,000        7,000        7,000
  Operating expenses:
    Administrative and
      investor services        874,536      461,546      453,584
    Investment operations      551,937      457,622      350,660
    Professional fees           81,538       62,666       93,597
    Computer services          123,434      105,295      130,972
    Expenses absorbed by
     General Partners         (770,116)    (287,129)    (228,813)
                             ---------    ---------    ---------

      Total operating
       expenses                861,329      800,000      800,000
                             ---------    ---------    ---------

  Total costs and expenses   1,716,526    1,633,201    1,634,060
                             ---------    ---------    ---------

Net operating loss          (1,095,815)    (689,890)    (503,124)

  Net realized gain from
   sales of equity             935,950    3,209,979       65,814
   investments
  Realized losses from
   investment write-downs   (3,137,377)    (541,125)    (187,887)
  Recoveries from
   investments previously
   written off                  45,248           --           --
  Net realized loss from
   venture capital limited
   partnership investments          --           --       (3,712)
                             ---------    ---------    ---------
Net realized (loss) income  (3,251,994)   1,978,964     (628,909)

Change in net unrealized
  fair value:
  Equity investments           765,254     (314,082)   1,933,993
  Secured notes receivable    (395,000)    (443,000)     (44,000)
                             ---------    ---------    ---------

Net (loss) income          $(2,881,740)   1,221,882    1,261,084
                             =========    =========    =========

Net realized (loss) income
  per Unit                  $       (8)           5           (2)
                             =========    =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1995, 1994 and 1993:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited     General    Equity    Secured Notes
                             Partners   Partners  Investments   Receivable       Total
                             --------   --------  -----------  -------------     -----


Partners' capital,
 December 31, 1992        $28,839,231    (32,777)   1,297,036     (73,000)   30,030,490

Net realized loss            (622,620)    (6,289)          --          --      (628,909)

Change in net unrealized
 fair value:
  Equity investments               --         --    1,933,993          --     1,933,993
  Secured notes receivable         --         --           --     (44,000)      (44,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1993         28,216,611    (39,066)   3,231,029    (117,000)   31,291,574

Net realized income         1,928,735     50,229           --          --     1,978,964

Change in net unrealized
 fair value:
  Equity investments               --         --     (314,082)         --      (314,082)
  Secured notes receivable         --         --           --    (443,000)     (443,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1994         30,145,346     11,163    2,916,947    (560,000)   32,513,456

Net realized loss          (3,219,474)   (32,520)          --          --    (3,251,994)

Change in net unrealized
 fair value:
  Equity investments               --         --      765,254          --       765,254
  Secured notes receivable         --         --           --    (395,000)     (395,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1995        $26,925,872    (21,357)   3,682,201    (955,000)   29,631,716
                           ==========   ========    =========    ========    ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1995           1994         1993
                               ----           ----         ----


Cash flows from operating
 activities:
  Interest received          $   620,712     903,296     929,791
  Cash paid to vendors          (231,037)   (246,871)   (339,936)
  Cash paid to related
   parties                    (1,495,100) (1,399,806) (1,573,401)
                              ----------  ----------  ----------

    Net cash used by
     operating activities     (1,105,425)   (743,381)   (983,546)
                              ----------  ----------  ----------

Cash flows from investing
 activities:
  Secured notes receivable
    issued                    (1,066,666)   (128,812) (1,650,646)
  Purchase of equity
   investments                (7,414,638) (8,513,620) (5,143,397)
  Repayment of secured and
   convertible notes
   receivable                    588,817   1,247,037     554,784
  Proceeds from sales of
    investments                2,022,421   3,287,569     146,313
  Distributions from venture
   capital limited partnership
   investments                        --      35,451       1,010
                              ----------  ----------  ----------
    Net cash used by
     investing activities     (5,870,066) (4,072,375) (6,091,936)
                              ----------  ----------  ----------

Cash flows from financing
 activities:
  Distributions to Limited and
   General Partners                   --          --    (174,577)
                              ----------  ----------  ----------

  Net cash used
   by financing activities            --          --    (174,577)
                              ----------  ----------  ----------

Net decrease in cash
 and cash equivalents         (6,975,491) (4,815,756) (7,250,059)

Cash and cash equivalents
 at beginning of year         11,371,533  16,187,289  23,437,348
                              ----------  ----------  ----------

Cash and cash equivalents
 at end of year              $ 4,396,042  11,371,533  16,187,289
                              ==========  ==========  ==========


See accompanying notes to financial statements.

-----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1995         1994          1993
                               ----         ----          ----



Reconciliation of net
 (loss) income to net cash
 used by operating activities:

Net (loss) income           $(2,881,740)   1,221,882    1,261,084

Adjustments to reconcile
 net (loss) income to net
 cash used by operating
 activities:
  Amortization of
   organizational costs           7,000        7,000        7,000
  Change in net unrealized
    fair value:
      Equity investments       (765,254)     314,082   (1,933,993)
      Secured notes
       receivable               395,000      443,000       44,000
  Realized losses from
   investment write-downs     3,137,377      541,125      187,887
  Net realized gain from sales
   of equity investments       (935,950)  (3,209,979)     (65,814)
  Recoveries from investments
   previously written off       (45,248)          --           --
  Other, net                     (5,992)     (11,072)      (7,760)

Changes in:
   Accrued interest on
    convertible and secured
    notes                         5,993      (28,943)    (189,673)
   Other assets                   3,710       16,819      (31,423)
   Accounts payable and
    accrued expenses             (3,801)     (16,826)     (16,999)
   Due to/from related
    parties                     (14,811)     (18,148)    (211,454)
   Other liabilities             (1,709)      (2,321)     (26,401)
                              ---------    ---------    ---------

Net cash used by operating
 activities                 $(1,105,425)    (743,381)    (983,546)
                              =========    =========    =========
Non-cash investing
 activities:

Common stock recovered
 from equity investments
 previously written off     $    45,248           --           --
                              =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements included non-marketable investments of $23,863,594 and $17,510,124 (81% and 54% of partners' capital) as of
December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investment existed, the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
--------------------

Organizational costs of $35,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $22,561,589 by $1,583,508 as of December 31, 1995.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding (400,000) at December 31, 1995, 1994 and 1993 into total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third-party financings. Valuation is estimated quarterly by the Managing General Partners. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

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

     Secured Notes Receivable, net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. The allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

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

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                For the Years Ended December 31,
                                --------------------------------
                                  1995        1994        1993
                                  ----        ----        ----

Increase in fair value
 from cost of marketable
 equity securities           $  487,551     1,465,476      537,645

Increase in fair value from
 cost of non-marketable
 equity securities            3,194,650     1,451,471    2,693,384
                              ---------     ---------    ---------

  Net unrealized fair
   value increase from
   cost at end of year        3,682,201     2,916,947    3,231,029

  Net unrealized fair
   value increase from
   cost at beginning of year  2,916,947     3,231,029    1,297,036
                              ---------     ---------    ---------

Change in net unrealized
 fair value of equity
 investments                 $  765,254      (314,082)   1,933,993
                              =========     =========    =========

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1995,
1994 and 1993, related party costs were as follows:


                             1995           1994            1993
                             ----           ----            ----


Management fees            $ 796,284       796,201       799,060
Individual General
 Partners' compensation       51,913        30,000        28,000
Amortization of organi-
 zational costs                7,000         7,000         7,000
Reimbursable operating
 expenses:
  Administrative and
   investor services         758,167       308,321       299,021
  Investment operations      520,607       428,970       333,707
  Computer services          123,434       105,295       130,972
Expenses absorbed by
 General Partners           (770,116)     (287,129)     (228,813)


Management fees are equal to six percent of the total limited partners' capital contributions for the first year of Partnership operations, four percent of Adjusted Capital Contributions (as defined in the Partnership Agreement) for the second year, two percent of Adjusted Capital Contributions for the third, fourth, and fifth years, and one percent of Adjusted Capital Contributions in the sixth and subsequent years. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments.
Such amounts due to related parties were $66,354 and $66,349 at December 31, 1995 and 1994, respectively.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. At December 31, 1995, amounts due from related parties related to such expenses were $25,384 compared to $10,568 due to related parties at December 31, 1994. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services expenses of $453,884 that was not previously recognized by the Partnership; however, $392,555 of this amount was absorbed by the Managing General Partners. The $453,884 consisted of $137,341, $92,413, $92,695 and $131,435 for 1995, 1994, 1993 and
prior years, respectively.

As discussed in the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 2% of total Limited Partner capital contributions. As a result of this limitation in 1995, 1994 and 1993, the Managing General Partners absorbed Partnership operating costs of $770,116, $287,129, and $228,813 respectively.

Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,314,902, $1,179,542 and 1,121,508 for 1995, 1994, and 1993,
respectively. The increase of $135,360 between 1995 and 1994 was due to higher investment operations and administrative and investor services expenses from higher overall portfolio activities.

As compensation for their services, the individual general partners each receive $6,000 annually, plus $1,000 for each attended meeting of the individual general partners and related expenses. Two of the three individual general partners each own 20 Units and the third owns 70 Units.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

In 1995, TFL had a sublease rental agreement with a Partnership portfolio company in the medical industry. The terms of this agreement was similar to those which would apply to an unrelated party.

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

(ii) Second, to the partners as necessary to offset net loss and sales commissions previously allocated under (b)(ii) below; then

(iii)75% to the Limited Partners as a group in proportion to the number of Units, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

(b) Losses:

(i) First, to the partners as necessary to offset the net profits previously allocated to the partners under
(a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profits thereafter, otherwise allocable to those Limited Partners, and allocated to the Managing General Partners to the extent of such losses. For allocation purposes, the Units held by the individual general partners will be treated as Units held by Limited Partners.

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

5.  Equity Investments
    ------------------

At December 31, 1995 and 1994, equity investments consisted of:




                                                      December 31, 1995     December 31, 1994
                                          Principal   -----------------     -----------------
                             Investment   Amount or   Cost        Fair       Cost      Fair
Industry/Company  Position      Date       Shares     Basis       Value      Basis     Value
----------------  --------      ----       ------     -----       -----      -----     -----


Biomedical
----------
Arcturus         Common
 Pharmaceutical  share
 Corporation     warrant
                 at $3.62;
                 expiring
                 08/97          08/92        16,549 $        0          0      4,000     15,490
Arris            Common
 Pharmaceuticals,shares
 Inc.                           12/95        26,723    353,000    282,596         --         --
Arris            Common
 Pharmaceuticals,shares held
 Inc.            in escrow      12/95        11,132    147,000    117,721         --         --
Khepri           Series C
 Pharmaceuticals, Preferred
 Inc.            shares         11/94       333,333         --         --    500,000    500,000
Redcell, Inc.    Series B
                 Preferred
                 shares         12/94       797,872    750,000    750,000    750,000    750,000

Biotechnology
-------------
CV Therapeutics, Series D
 Inc.            Preferred
                 shares         03/94       625,000  1,250,000  1,250,000  1,250,000  1,250,000
CV Therapeutics  Series E
                 Preferred
                 shares         09/95        64,000    126,720    126,720         --         --
CV Therapeutics  Series E
                 Preferred
                 share warrant
                 at $2.00;
                 expiring
                 09/00          09/95        32,000      1,280      1,280         --         --
Molecular        Series B
 Geriatrics      Preferred
 Corporation     shares         09/93       500,000    250,000    250,000    250,000    250,000
Prolinx, Inc.    Series A
                 Preferred
                 shares         05/95       328,929    328,929    328,929         --         --
Prolinx, Inc.    Series A
                 Preferred
                 shares         12/95       342,071    342,071    342,071         --         --

Communications
--------------
Coded            Common
 Communications  shares
 Corporation                    04/93       145,454    149,818    143,999    396,000    171,781
Coded            Common
 Communications  share
 Corporation     warrant
                 at $3.16;
                 expired
                 04/95          04/93       145,454         --         --      4,000          0
Positive         Series E
 Communications, Preferred
 Inc.            shares         09/94       285,714  1,000,000  1,214,285  1,000,000  1,000,000
Positive         Series G
 Communications, Preferred
 Inc.            shares         08/95        17,885     76,011     76,011         --         --
Unitech Telecom, Convertible
 Inc.            note (1)       05/94      $100,000         --         --    106,039    106,039
Unitech Telecom, Common
 Inc.            share
                 warrant
                 at $2.75;
                 expiring
                 05/99          03/95        36,364          0    502,187          0          0
Unitech Telecom, Series A
 Inc.            Preferred
                 shares         03/95        46,875    375,000    776,250         --         --

Computer Systems and Software
-----------------------------
Ascent Logic     Common
 Corporation     share
                 warrant
                 at $.94;
                 expiring
                 03/97          03/92        31,915      2,500          0      2,500          0
Ascent Logic     Series D
 Corporation     Preferred
                 share
                 warrant
                 at $.35;
                 expired
                 01/95          10/92       571,428         --         --      4,000          0
Ascent Logic     Series C
 Corporation     Preferred
                 shares         10/92       425,532    396,000    148,936    396,000    148,936
Lynk Systems,    Common
 Inc.            share
                 warrant
                 at $1.00;
                 expiring
                 07/98          07/93       105,000      3,500    140,700      3,500      8,750
Pilot Network    Series D
 Services, Inc.  Preferred
                 shares         03/95       371,557    650,225    650,225         --         --
Velocity         Series A
 Incorporated    Preferred
                 shares         10/94    12,572,652  2,068,674  2,068,674  2,068,674  2,068,674
Velocity         Common
 Incorporated    share
                 warrant
                 at $1.00;
                 expiring
                 03/00          03/95        25,000          0          0         --         --
Velocity         Convertible    08/95-
 Incorporated    notes (1)      10/95      $250,000    250,000    250,000         --         --

Environmental
-------------
Conversion       Series A
 Technologies    Preferred
 International,  shares
 Inc.                           05/95       600,000  1,500,000  1,500,000         --         --
Conversion       Series A
 Technologies    Preferred
 International,  share warrants
 Inc.            at $3.00;
                 expiring
                 05/00          05/95        73,828          0          0         --         --
Conversion       Convertible
 Technologies    notes (1)
 International,                 09/95-
 Inc.                           11/95      $187,500    190,011    190,011         --         --
Conversion       Common share
 Technologies    warrant
 International,  at $4.00;
 Inc.            expiring 12/98 12/95        93,750          0          0         --         --
SRG Holdings,    Series C
 Inc.            Preferred
                 shares         09/93     6,666,667          0          0  1,000,000  1,000,000
SRG Holdings,    Convertible
 Inc.            note (1)       07/94       $56,880     63,465     63,465     58,852     58,852
SRG Holdings,    Convertible
 Inc.            note (1)       09/94      $116,261    128,507    128,507    119,077    119,077
SRG Holdings,    Convertible
 Inc.            note (1)       01/95        $5,101      5,488      5,488         --         --
SRG Holdings,    Common share
 Inc.            warrant at
                 $.0526; expiring
                 03/05          03/95     1,389,302          0          0         --         --
SRG Holdings,    Subordinated
 Inc.            note (1)       04/95       $56,880     60,656     60,656         --         --
SRG Holdings,    Subordinated
 Inc.            note (1)       06/95      $122,547    137,743    137,743         --         --
TMC, Inc.        Series A
                 Preferred
                 shares         12/95        50,000     25,000     25,000         --         --
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring       11/92-
                 11/97-02/98    02/93        25,269          0          0          0          0
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring
                 11/99          02/93         1,710          0          0          0          0
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring
                 11/99          04/94        10,263          0          0          0          0
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring
                 11/99          11/94         1,710          0          0          0          0

Industrial/Business Automation
------------------------------
Avalon Imaging,  Redeemable
 Inc.            Series A
                 Preferred
                 shares         12/94       144,509    250,001    250,001    250,001    250,001
Bolder           Series C
 Technologies    Preferred
 Corporation     shares         09/94       250,000    500,000  1,000,000    500,000    500,000
Bolder           Series B
 Technologies    Preferred
 Corporation     shares         10/94        50,001     50,001    200,004     50,001    100,002
Bolder           Common
 Technologies    share
 Corporation     warrant
                 at $0.50;
                 expiring
                 03/00          03/95         8,694         87     30,429         --         --
Bolder           Series C
 Technologies    Preferred
 Corporation     shares         05/95           810      1,622      3,240         --         --
Bolder           Series D
 Technologies    Preferred
 Corporation     shares         05/95        17,366     69,467     69,464         --         --
Portable         Series A
 Energy          Preferred
 Products, Inc.  shares         06/95     1,100,000  1,100,000  1,100,000         --         --

Medical
-------
Acusphere, Inc.  Series B
                 Preferred
                 shares         05/95       250,000    400,000    400,000         --         --
ADESSO Specialty Series A
 Services        Preferred
 Organization,   shares
 Inc.                           07/95       400,000    400,000    400,000         --         --
Biex, Inc.       Series A
                 Preferred
                 shares         07/93       128,205     83,333    128,205     83,333    128,205
Biex, Inc.       Series B
                 Preferred
                 shares         10/94        63,907     63,907     63,907     63,907     63,907
Biex, Inc.       Series B
                 Preferred
                 share warrant
                 at $1.00;
                 expiring
                 10/99          10/94        23,540          8          0          8          0
Biex, Inc.       Series C
                 Preferred
                 shares         06/95        83,334     83,334     83,334         --         --
Biex, Inc.       Series C
                 Preferred
                 shares         12/95        83,333     83,333     83,333         --         --
CareCentric      Series A
 Solutions, Inc. Preferred
                 shares         10/95       166,667    250,000    250,000         --         --
Circadian, Inc.  Series A
                 Preferred
                 shares         12/92       500,000          0          0    500,000  1,000,000
Circadian, Inc.  Series B
                 Preferred
                 shares         12/93        21,333          0          0    170,664    170,664
Circadian, Inc.  Convertible    09/95 &
                 notes (1)      11/95      $141,980          0          0         --         --
Everest &        Common
 Jennings        shares
 International,
 Ltd.                           01/94       592,717    637,516    325,994    637,516    318,882
Intelliwire,     Common
 Inc.            shares         02/93         8,715        436      6,536        436     12,027
Intelliwire,     Series A
 Inc.            Preferred
                 shares         02/93         4,358      2,179      3,269      2,179      6,014
Megabios Corp.   Series C
                 Preferred
                 shares         09/94       579,375    750,001    750,001    750,001    750,001
Megabios Corp.   Series C
                 Preferred
                 shares         12/94       173,812    225,000    225,000    225,000    225,000
Megabios Corp.   Series C
                 Preferred
                 shares         07/95       150,637    195,000    195,000         --        --
Oculon           Series II
 Corporation     Senior
                 Preferred
                 shares         06/92       400,000         --         --          0          0
Oculon           Series III
 Corporation     Senior
                 Preferred
                 shares         01/94       106,796         --         --          0          0
Oxford           Common
 GlycoSystems    shares
 Group PLC                      08/93       533,867    999,927    427,094    999,927    999,927
Paradigm         Series A
 Biosciences,    Preferred
 Inc.            shares         04/93       322,581    396,000    396,000    396,000    396,000
Paradigm         Series A
 Biosciences,    Preferred
 Inc.            shares         12/94       215,054    270,667    270,667    270,667    270,667
Paradigm         Convertible
 Biosciences,    note (1)
 Inc.                           10/95      $102,500    104,544    104,544         --         --
Paradigm         Series B
 Biosciences,    Preferred
 Inc.            share warrant
                 at $2.50;
                 expiring 10/00 10/95        10,250          0          0         --         --
Periodontix,     Series A
 Inc.            Preferred
                 shares         12/93       150,000    150,000    150,000    150,000    150,000
Pharmos          Common
 Corporation     shares         04/95        60,331     45,248     88,083         --         --
PHERIN           Series B
 Corporation     Preferred
                 shares         08/91       200,000    200,000    200,000    200,000    200,000
Physiometrix,    Common
 Incorporated    share
                 warrant
                 at $1,750;
                 expiring
                 06/97          06/92            16          0          0          0          0
Physiometrix,    Common         01/94 &
 Incorporated    shares         05/94           337    375,054      1,685    375,054      1,680
Physiometrix,    Series D
 Incorporated    Preferred      01/94 &
                 shares         02/94       338,151    114,971  1,690,755    114,971  1,690,755
R2 Technology,   Series A-1
 Inc.            Preferred
                 shares         05/94       400,000    400,000    400,000    400,000    400,000
R2 Technology,   Convertible
 Inc.            note (1)       11/95      $133,334    135,044    135,044         --         --
R2 Technology,   Series B
 Inc.            Preferred
                 share warrant
                 expiring 11/00;
                 exercise price
                 to be
                 determined     11/95         6,667          0          0         --         --
TheraTx,         Common
 Incorporated    shares (2)     06/94        70,042    105,063    867,120    121,563  1,588,423
UroMed           Common
 Corporation     shares         03/94       179,828         --         --    286,236    831,705

Microelectronics
----------------
Tessera, Inc.    Common
                 share
                 warrant
                 at $.73;
                 expiring
                 04/97          04/92        72,754      3,500     82,940      3,500          0
Tessera, Inc.    Series B
                 Preferred
                 shares         05/92       666,666    500,000  1,246,665    500,000    500,000

Retail/Consumer Products
------------------------
PETsMART, Inc.   Common
                 shares         12/95           454     14,528     13,756         --         --
YES!             Series B
 Entertainment   Preferred
 Corporation     shares         01/93       750,000         --         --    500,000    375,000
YES!
 Entertainment   Common
 Corporation     shares         06/95        55,555    166,665    271,247         --         --

Venture Capital Limited Partnership Investments
-----------------------------------------------
Colorado Venture Ltd.
 Management      Partnership
 Equity Fund IV  interests      various    $150,000    150,000    129,588    100,000     90,163
El Dorado        Ltd.
 Ventures III    Partnership
                 interests      various    $187,500    149,960    189,689     99,960    120,320
OW & W Pacrim    Ltd.
 Investments     Partnership
 Limited         interests      various    $250,000    250,000    247,508    250,000    250,183
Spectrum Equity  Ltd.
 Investors       Partnership
                 interests      various    $200,525    200,144    186,761     74,619     72,938
Trinity Ventures Ltd.
  IV, L.P.       Partnership
                 interests      various    $120,316     98,879     90,901     80,593     75,662
                                                    ---------- ---------- ---------- ----------

Total equity investments                           $20,607,017 24,289,218 16,068,778 18,985,725
                                                    ========== ========== ========== ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.  Interest rates on such notes range from 6% to 24%.
(2) Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.



Marketable Equity Securities
----------------------------

At December 31, 1995 and 1994, marketable equity securities had aggregate costs of $937,645 and $1,445,315, respectively, and aggregate market values of $1,425,196 and $2,910,791, respectively. The net unrealized gains at December 31, 1995 and 1994 included gross gains of $804,892 and $2,012,329, respectively.

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

Arris Pharmaceuticals, Inc./Khepri Pharmaceuticals, Inc.
--------------------------------------------------------

In December 1995, Khepri Pharmaceuticals, Inc. ("Khepri") was acquired by Arris Pharmaceuticals, Inc. ("Arris"). The Partnership's Series C Preferred shares were exchanged for 37,855 shares of Arris common stock, of which 11,132 shares were held in an escrow account. The Partnership recorded a decrease in fair value of $99,683 to reflect the publicly-traded market price of its investment at December 31, 1995; the investment fair value was adjusted to reflect a 25% discount for restricted securities.

Biex, Inc.
----------

In June and December 1995, the Partnership made additional investments in Biex, Inc. by purchasing 166,667 Series C Preferred shares at a total cost of $166,667.

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

CareCentric Solutions, Inc.
--------------------------

In October 1995, the Partnership made an investment in CareCentric Solutions, Inc. by purchasing 166,667 Series A Preferred shares at a total cost of $250,000.

Circadian, Inc.
---------------

In early 1996, the company filed for protection under Chapter 7 of the United States Bankruptcy Code. Accordingly, the Partnership has written off its investments of $815,892 of which $670,664 had been invested as of January 1, 1995.

Coded Communications Corporation
--------------------------------

During the second quarter of 1995, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investments. As a result, the Partnership realized a loss of $250,182. The Partnership also recorded a decrease in fair value of $27,782 to reflect the unrestricted market value at December 31, 1995.

Conversion Technologies International, Inc.
-------------------------------------------

In May 1995, the Partnership invested $1,500,000 in Conversion Technologies International, Inc. by purchasing 600,000 Series A Preferred shares and receiving a warrant to purchase Series A Preferred shares. Then in the second half of 1995, the Partnership issued $187,500 in convertible notes to the company.

CV Therapeutics, Inc.
---------------------

In September 1995, the Partnership made an additional investment in CV Therapeutics, Inc. by purchasing 64,000 Series E Preferred shares and receiving a warrant to purchase 32,000 Series E Preferred shares for a total cost of $128,000.

Lynk Systems, Inc.
------------------

In the fourth quarter of 1995, the company had a series C round of equity financing in which the Partnership did not participate. The pricing of this round with other investors indicated an increase in the fair value of $131,950 for the Partnership's existing investment.

Megabios Corp.
--------------

In July 1995, the Partnership made an additional $195,000 investment in Megabios Corp. by purchasing 150,637 Series C Preferred shares.

Oxford GlycoSystems Group PLC
-----------------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $572,833 for the Partnership's existing investments.

Paradigm Biosciences, Inc.
--------------------------

In October 1995, the Partnership issued $102,500 in convertible notes to the company and received a warrant to purchase 10,250 Series B
Preferred shares at $2.50 per share.

Pharmos Corporation/Oculon Corporation
--------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 60,331 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $45,248 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off.
An increase in fair value of $42,835 reflected the market value of the Pharmos stock at December 31, 1995.

Pilot Network Services, Inc.
----------------------------

In March 1995, the Partnership invested $650,225 in the company by purchasing 371,557 Series D Preferred shares.

Portable Energy Products, Inc.
------------------------------

In June 1995, the Partnership invested $1,100,000 in the company by purchasing 1,100,000 Series A Preferred shares.

Positive Communications, Inc.
-----------------------------

In August 1995, the Partnership made an additional $76,011 investment in Positive Communications, Inc. by purchasing 17,885 Series G
Preferred shares. The pricing of this financing in which other investors participated indicated an increase in the change in fair value of $214,285 in the Partnership's existing investments.

Prolinx, Inc.
-------------

In May and December 1995, the Partnership invested $671,000 in
Prolinx, Inc. by purchasing 671,000 Series A Preferred shares.

R2 Technology, Inc.
-------------------

In November 1995, the Partnership issued a $133,334 convertible note to the company and received a warrant to purchase Series B Preferred shares. The warrant exercise price will be determined upon completion of the next round of equity financing.

SRG Holdings, Inc.
------------------

In late 1995, based on the Managing General Partners' opinion, there has been an other than temporary decline in value for the Series C Preferred shares. Accordingly, a write-down of $1,000,000 was recorded. However, the Managing General Partners believe that the value of existing and newly issued convertible and subordinated notes in 1995 totaling $184,528, are collectible.

Tessera, Inc.
-------------

In the fourth quarter of 1995, the company had a Series C round of equity financing in which the Partnership did not participate. The pricing of this financing indicated an increase in the change in fair value of $829,605 for the Partnership's existing investments.

TheraTx, Inc.
-------------

In January 1995, the Partnership sold 11,000 common shares of TheraTx, Inc. for proceeds of $214,719 and realized a gain of $198,219. The Partnership also sold a portion of its investments in 1994 for $3,096,863, of which $127,750 was settled in 1995. The Partnership recorded a decrease in the change in fair value of $704,803 at December 31, 1995; a portion was realized related to the sale mentioned above, with the remainder due to a decrease in the market value of the remaining unrestricted shares at December 31, 1995.

TMC, Inc.
---------

In December 1995, the Partnership made an investment in TMC, Inc. by purchasing 50,000 Series A Preferred shares at a total cost of $25,000.

Unitech Telecom, Inc.
---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994.  Interest on the note was paid in cash.

In the fourth quarter of 1995, the company had a Series B round of financing in which the Partnership did not participate. The pricing of this round indicated an increase in the change in fair value of $903,437 for the Partnership's investments.

UroMed Corporation
------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $1,023,967 and realized a gain of $737,731. The Partnership also sold 150,000 common shares in December 1994, for $761,918, of which $655,985 was settled in 1995.

Velocity Incorporated
---------------------

During the second half of 1995, the Partnership issued convertible notes totaling $250,000 to the company.

YES! Entertainment Corporation
------------------------------

In June 1995, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 55,555 common shares. The Managing General Partners determined that there has been an other than temporary decline in value of the Partnership's investment; as a result, a realized loss of $333,335 was recorded. In addition, the loss takes into consideration the fact that the stock will be restricted for another one and one half years.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $243,811 in venture capital limited partnership investments during 1995. The increase was a result of additional contributions of $258,339, partially offset by distributions of stock with a fair value of $14,528. The Partnership recorded an increase in fair value of $235,181 mainly due to the effect of the transactions described above, slightly offset by a decrease in fair value of the underlying investments of certain venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

6.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1995 and 1994, secured notes receivable consisted of:

                                              1995        1994
                                              ----        ----
Secured notes receivable                   $1,946,958  1,900,674
Accrued interest                               26,747    119,641
Unamortized discount related to warrants      (19,133)   (25,125)
                                            ---------  ---------
  Total secured notes receivable,
   at cost basis                            1,954,572  1,995,190

Allowance for loan losses                    (955,000)  (560,000)
                                            ---------  ---------

  Total secured notes receivable,
   net fair value                          $  999,572  1,435,190
                                            =========  =========


Changes in the allowance for loan losses were as follows:



                                             1995         1994
                                             ----         ----

Balance, beginning of year              $  560,000      117,000
                                         ---------      -------

Provision for loan losses                1,076,565      443,000

Secured notes receivable write-offs
 Environmental                            (681,565)          --
                                         ----------     -------

Change in net unrealized fair value
 of secured notes receivable               395,000      443,000
                                         ---------      -------

Balance, end of year                    $  955,000      560,000
                                         =========      =======


These notes are secured by specific assets of the borrowing companies. Interest rates on secured notes receivable at December 31, 1995 ranged from 12% to 12.875%.

The provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective year ends.

The allowance for loan losses is evaluated quarterly by the Managing General Partners and is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio taken as a whole.

Notes with a total cost basis of $1,835,279 were on nonaccrual status due to uncertainties related to the borrowers' financial condition at December 31, 1995. The Managing General Partners continue to monitor the progress of these companies. The fair value at December 31, 1995 is based on the Managing General Partners' estimate of collectibility of these notes.

The scheduled principal repayments ending in 1999 are as follows:


                 Year Ending                      Principal
                 December 31,                     Repayments
                 -----------                      ----------
                   1996                            1,557,425
                   1997                              199,709
                   1998                              157,438
                   1999                               32,386
                                                   ---------

                  Total                           $1,946,958
                                                   =========


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1995 and 1994 consisted of:


                                             1995          1994
                                             ----          ----

Demand accounts                           $   152,033       2,241
Money-market accounts                       4,244,009  11,369,292
                                           ----------  ----------
  Total                                   $ 4,396,042  11,371,533
                                           ==========  ==========

8.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. As of December 31, 1995, the Partnership had unfunded commitments as follows:



Type
----

Equity investments                                      $1,590,333
Venture capital limited partnership investments            446,659
Bridge notes and accounts receivable lines of credit       383,334
                                                         ---------

     Total                                              $2,420,326
                                                         =========

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

In September 1995, the Partnership guaranteed a $1,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 22, 1996    By:       /s/Debbie A. Wong
                              ----------------------------------
                                 Debbie a. Wong
                                 Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

   /s/Charles R. Kokesh       President, Chief       March 22, 1996
------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 22, 1996
------------------------      of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.