Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1996-05-10
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                         (unaudited)
                                          March 31,        December 31,
                                            1996               1995
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $23,034,837 and $20,607,017 at
  1996 and 1995, respectively)          $28,671,523       24,289,218
 Secured notes receivable, net
  (cost basis of $2,068,621 and
  $1,954,572 at 1996 and 1995,
  respectively)                           1,036,621          999,572
                                         ----------       ----------

        Total investments                29,708,144       25,288,790

Cash and cash equivalents                 1,453,307        4,396,042

Other assets                                  7,252           13,804
                                         ----------       ----------
        Total                           $31,168,703       29,698,636
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    22,950           25,950

Due to related parties                       19,277           40,970

Other liabilities                               756               --
                                         ----------       ----------
 Total liabilities                           42,983           66,920

Commitments, contingencies and
 subsequent events (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1996 and 1995)         26,546,226       26,925,872
 General Partners                           (25,192)         (21,357)
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                     5,636,686        3,682,201
   Secured notes receivable              (1,032,000)        (955,000)
                                         ----------       ----------
  Total partners' capital                31,125,720       29,631,716
                                         ----------       ----------
    Total                               $31,168,703       29,698,636
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1996               1995
                                             ----               ----
Income:
 Secured notes receivable interest       $   35,012             29,412
 Short-term investment interest              42,794            174,113
 Other income                                    --              1,686
                                          ---------            -------
  Total income                               77,806            205,211


Costs and expenses:
 Management fees                             97,499            199,102
 Individual general partners'
  compensation                                4,613              4,500
 Amortization of organizational costs            --              1,750
 Operating expenses:
   Investment operations                    144,715            134,369
   Administrative and investor services     103,066             98,526
   Professional fees                         12,128             12,704
   Computer services                         22,175             27,439
                                          ---------            -------
      Total operating expenses              282,084            273,038
                                          ---------            -------
   Total costs and expenses                 384,196            478,390
                                          ---------            -------
Net operating loss                         (306,390)          (237,179)

Net realized gain from
 sales of equity investments                     --            935,950
Realized losses from
 investment write-downs                     (77,091)            (4,000)
                                          ---------            -------

Net realized (loss) income                 (383,481)           658,771

 Change in net unrealized
  fair value:
   Equity investments                     1,954,485           (156,462)
   Secured notes receivable                 (77,000)          (114,000)
                                          ---------            -------
Net income                               $1,494,004            388,309
                                          =========            =======
Net realized (loss) income per Unit      $       (1)                 2
                                          =========            =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1996                1995
                                            ----                ----
Cash flows from operating activities:
 Interest received                       $    53,280           214,657
 Cash paid to vendors                        (60,880)          (50,748)
 Cash paid to related parties               (340,701)         (361,813)
                                          ----------        ----------
  Net cash used by
   operating activities                     (348,301)         (197,904)
                                          ----------        ----------
Cash flows from investing activities:
 Purchase of equity investments           (2,655,888)       (1,372,903)
 Proceeds from sales of
  equity investments                              --         2,022,421
 Secured notes receivable issued            (188,334)               --
 Repayments of equity investments            175,184                --
 Repayments of secured notes receivable       74,604           130,197
                                          ----------        ----------
  Net cash (used) provided by
   investing activities                   (2,594,434)          779,715
                                          ----------        ----------
Net (decrease) increase in cash
 and cash equivalents                     (2,942,735)          581,811

Cash and cash equivalents at
 beginning of year                         4,396,042        11,371,533
                                          ----------        ----------
Cash and cash equivalents at March 31    $ 1,453,307        11,953,344
                                          ==========        ==========

See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1996                 1995
                                            ----                 ----
Reconciliation of net income to
 net cash used by operating activities:

Net income                              $1,494,004             388,309

Adjustments to reconcile net income
 to net cash used by
 operating activities:
  Change in net unrealized fair value:
    Equity investments                  (1,954,485)            156,462
    Secured notes receivable                77,000             114,000
  Net realized gain from sales of
   equity investments                           --            (935,950)
  Realized losses from investment
   write-downs                              77,091               4,000
  Other changes, net                       (41,911)             75,275
                                           -------           ---------
Net cash used by operating activities    $(348,301)           (197,904)
                                           =======           =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1996 and December 31, 1995, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1996 and 1995 were as follows:

                                              1996           1995
                                              ----           ----
Management fees                             $ 97,499       199,102
Amortization of organizational cost               --         1,750
Reimbursable operating expenses              216,896       226,609
Individual general partners' compensation      4,613         4,500


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $11,868 and $25,384 due from related parties at March 31, 1996 and December 31, 1995, respectively, for such reimbursable expenses.

Amounts payable for management fees were $31,145 and $66,354 at March 31, 1996 and December 31, 1995, respectively. Pursuant to the
Partnership Agreement, beginning January 2, 1996, management fees changed from two percent to one percent per annum of total Limited Partner adjusted capital contributions.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1995 is in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of:


                                                                     January 1 -
                                                                   March 31, 1996
                                                      Principal    --------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
- ----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1996                                       $20,607,017  24,289,218
                                                                  ----------  ----------

Significant changes:

Biomedical
- ----------
Redcell, Inc.           Convertible
                        note (1)             02/96     $179,932      181,571     181,571

Communications
- --------------
Coded Communications    Common
 Corporation            shares               04/93      145,454      (77,091)   (102,690)
Positive                Convertible
 Communications, Inc.   note (1)             03/96      $63,047       63,089      63,089
Positive                Common share
 Communications, Inc.   warrant at $0.50;
                        expiring 03/01       03/96        3,709            4      13,909
Wire Networks, Inc.     Series A Preferred
                        shares               02/96       78,553      106,047     106,047
Wire Networks, Inc.     Series B Preferred
                        shares               02/96       95,980      215,955     215,955

Industrial/Business Automation
- ------------------------------
Avalon Imaging, Inc.    Redeemable
                        Series A Preferred
                        shares               12/94      144,509            0     183,526
Avalon Imaging, Inc.    Redeemable
                        Series B Preferred
                        shares               02/96       78,947      236,841     236,841

Medical
- -------
ADESSO Specialty        Series A Preferred
 Services Organization  shares
 Inc.                                        07/95      400,000            0     900,000
ADESSO Specialty        Convertible
 Services Organization  notes (1)            01/96-
 Inc.                                        02/96     $450,000        3,039       3,039
ADESSO Specialty        Series B Preferred
 Services Organization  shares
 Inc.                                        03/96      369,231    1,200,001   1,200,001
ADESSO Specialty        Series A Preferred
 Services Organization  share warrant at
 Inc.                   $1.00; expiring
                        03/01                03/96       68,704            0     154,584
Everest & Jennings      Common
 International, Ltd.    shares               01/94      592,717            0     (81,202)
Paradigm Biosciences,   Convertible
 Inc.                   note (1)             02/96      $86,666       87,274      87,274
Periodontix,            Series A Preferred
 Inc.                   shares               12/93      150,000            0     150,000
Periodontix,            Series B Preferred
 Inc.                   shares               02/96      100,500      201,000     201,000
PHERIN Corporation      Series B Preferred
                        shares               08/91      200,000            0     200,000
Physiometrix,           Convertible
 Incorporated           note (1)             01/96     $178,532      182,393     182,393
R2 Technology,          Series A-1 Preferred
 Inc.                   shares               05/94      400,000            0     336,000
R2 Technology,          Convertible
 Inc.                   note (1)             11/95     $133,334     (135,044)   (135,044)
R2 Technology,          Series B-1 Preferred
 Inc.                   shares               03/96       68,540      137,080     137,080

Retail/Consumer Products
- ------------------------
YES! Entertainment      Common
 Corporation            shares               06/95       55,555            0     116,249
                                                                  ----------  ----------

Total significant changes during the three
 months ended March 31, 1996                                       2,402,159   4,349,622

Other changes, net                                                    25,661      32,683
                                                                  ----------  ----------

Total equity investments at March 31, 1996                       $23,034,837  28,671,523
                                                                  ==========  ==========


(1) Convertible notes include accrued interest.  Interest rates on notes issued in 1996 ranged from 8% to 10.25%.




Marketable Equity Securities
- ----------------------------

At March 31, 1996 and December 31, 1995, marketable equity securities had aggregate costs of $1,426,855 and $937,645, respectively, and aggregate market values of $1,676,802 and $1,425,196, respectively. The net unrealized gains at March 31, 1996 and December 31, 1995 included gross gains of $805,133 and $804,892, respectively.

ADESSO Specialty Services Organization Inc.
- -------------------------------------------

In early 1996, the Partnership funded $450,000 in convertible notes to the company and received a warrant to purchase 68,704 Series A Preferred shares at $1.00 per share. Then in March 1996, the Partnership made an additional investment in the company by purchasing 369,231 Series B Preferred shares for $1,200,001. The purchase price included $925,185 in cash and the conversion of $274,816 in principal from the notes discussed above. The remaining principal of $175,184 was repaid in March 1996 while interest was repaid in April 1996. The pricing of this round indicated an increase in the fair value of $1,054,584 for the Partnership's existing investment.

Avalon Imaging, Inc.
- --------------------

In February 1996, the Partnership made an additional investment in the company by purchasing 78,947 Redeemable Series B Preferred shares for $236,841. The pricing of this round indicated an increase in the fair value of $183,526 for the Partnership's existing investment.

Coded Communications Corporation
- --------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $77,091. The Partnership also recorded a decrease in fair value of $102,690 to reflect the unrestricted market value at March 31, 1996.


Paradigm Biosciences, Inc.
- --------------------------

In February 1996, the Partnership issued $86,666 in convertible notes to the company and received a warrant to purchase 10,833 Series B Preferred shares at $2.00 per share.

Periodontix, Inc.
- -----------------

In February 1996, the Partnership made an additional investment in the company by purchasing 100,500 Series B Preferred shares for $201,000. The pricing of this round indicated an increase in fair value of $150,000 for the Partnership's existing investment.

PHERIN Corporation
- ------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

Physiometrix, Inc.
- -----------------

In January 1996, the Partnership issued $178,532 in convertible notes to the company and purchased a warrant to acquire preferred shares at an exercise price to be determined at the next financing round.

On April 30, 1996, the company completed its initial public offering
(IPO). The Partnership's 338,151 Preferred shares, 337 common shares, $178,532 in convertible notes and common and Preferred share warrants became 300,546 common shares after a reverse stock split. As of May 7, 1996 the Partnership's investment had a fair value of $2,366,800, compared to the March 31, 1996 cost basis and fair value of $672,597 and $1,875,012, respectively.

Positive Communications, Inc.
- -----------------------------

In March 1996, the Partnership issued $63,047 in convertible notes to the company and purchased a warrant to acquire 3,709 common shares.

R2 Technology, Inc.
- -------------------

In March 1996, the Partnership purchased 68,540 Series B-1 Preferred shares by converting the November 1995 $133,334 note including accrued interest of $3,746 for a total cost of $137,080. The pricing of this conversion financing round in which third parties participated indicated an increase in the change in fair value of $336,000 for the Partnership's existing investment.

Redcell, Inc.
- -------------

In February 1996, the Partnership issued $179,932 in convertible notes to the company and received a warrant to purchase 26,990 Series C
Preferred shares at an exercise price to be determined at the next financing round.

Wire Networks, Inc.
- -------------------

In February 1996, the Partnership made an investment in the company by purchasing 78,553 Series A Preferred shares and 95,980 Series B
Preferred shares for $106,047 and $215,955, respectively.

Other Equity Investments
- ------------------------

Other significant changes during the quarter ended March 31, 1996 reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's YES! Entertainment Corporation shares are restricted.

On May 1, 1996, Bolder Technologies Corporation completed its IPO. The Partnership's 318,177 Preferred shares and common share warrant became 217,500 common shares after a reverse stock split. As of May 7, 1996, the Partnership's investment has a fair value of $1,712,813, compared to the March 31, 1996 cost basis and fair value of $621,177 and $1,303,137, respectively.

Subsequent to March 31, 1996, the Partnership sold its remaining investment in TheraTx, Incorporated for total proceeds of $998,724 and a realized gain of $893,661.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996 through March 31, 1996 consisted of:

Balance at January 1, 1996                                 $  999,572

1996 activity:
 Secured notes receivable issued                              188,334
 Repayments of secured notes receivable                       (74,604)
 Increase in allowance for loan losses                        (77,000)
 Change in interest receivable                                    319
                                                            ---------
 Total secured notes receivable, net, at March 31, 1996    $1,036,621
                                                            =========

The Partnership had accrued interest of $27,066 and $26,747 at March 31, 1996 and December 31, 1995, respectively.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                                 $  955,000

Change in net unrealized fair value of
 secured notes receivable                                      77,000
                                                            ---------
Balance at March 31, 1996                                  $1,032,000
                                                            =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $1,987,806 and $1,835,279 were on nonaccrual status due to uncertainties related to borrowers' financial conditions at March 31, 1996 and December 31, 1995, respectively. The Managing General Partners continue to monitor the progress of these companies. The fair values at March 31, 1996 and December 31, 1995 are based on the Managing General Partners' estimate of collectibility of these notes.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1996 and December 31, 1995 consisted of:

                                                  1996           1995
                                                  ----           ----
Demand accounts                              $     6,771        152,033
Money-market accounts                          1,446,536      4,244,009
                                              ----------     ----------
 Total                                       $ 1,453,307      4,396,042
                                              ==========     ==========

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments as follows:



Type
- ----

Equity investments                                          $1,031,742
Term notes                                                      45,000
Venture capital limited partnership investments                434,159
                                                             ---------
 Total                                                      $1,510,901
                                                             =========


In September 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $1,000,000. However, if the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership's share may increase up to $2,000,000. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, net cash used by operations totaled $348,301. The Partnership paid management fees of $132,708 to the Managing General Partners and reimbursed related parties for operating expenses of $203,380. In addition, $4,613 was paid to the individual general partners as compensation for their services. Other operating expenses of $60,880 were paid and $53,280 in interest income was received.

During the three months ended March 31, 1996, the Partnership funded equity investments of $2,655,888 primarily to portfolio companies in the medical and communications industries and issued secured notes receivable of $188,334 to a portfolio company in the computer systems and software industry. Repayments of notes receivable and equity investments provided cash of $74,604 and $175,184, respectively. As of March 31, 1996, the Partnership was committed to fund additional investments totaling $1,510,901 and has outstanding guarantees up to $2,000,000 as discussed in Note 6 to the financial statements.

Subsequent to March 31, 1996, Bolder Technologies Corporation and Physiometrix, Incorporated completed their IPOs. Although the Partnership's holdings in these companies are subject to selling restrictions, the IPO indicates potential future liquidity for these investments.

The Partnership sold its remaining investment in TheraTx, Incorporated subsequent to March 31, 1996, for total proceeds of 998,724 and a realized gain of $893,661.

Cash and cash equivalents at March 31, 1996 were $1,453,307. Future interest income on short-term investments and notes receivable, proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $1,494,004 and $388,309 for the three months ended March 31, 1996 and 1995, respectively. The increase in net income was primarily due to a $2,110,947 increase in the change in net unrealized fair value of equity investments. This change was partially offset by a $935,950 decrease in net realized gain from sales of equity investments, a $127,405 decrease in total income and a $101,603 decrease in management fees.

During the quarter ended March 31, 1996, the increase in equity investment fair value of $1,954,485 was primarily attributable to increases in portfolio companies in the medical industry. During the same period in 1995, the decrease of $156,462 was primarily due to realized gains from investment sales related to UroMed Corporation and TheraTx, Incorporated and a decrease in a portfolio company in the industrial/business automation industry, partially offset by an increase in a portfolio company in the microelectronics industry.

Net realized gain from sales of equity investments was $935,950 during the quarter ended March 31, 1995. The 1995 gain primarily related to sales of UroMed Corporation and TheraTx, Incorporated. No such gain was recorded in 1996.

Total income was $77,806 and $205,211 for the quarters ended March 31, 1996 and 1995, respectively. The decrease primarily related to lower short-term investment income as available cash was used for investments.

The Partnership incurred management fees of $97,499 and $199,102 during the three months ended March 31, 1996 and 1995, respectively. Pursuant to the Partnership Agreement, management fees in 1995 were two percent per annum of total Limited Partner adjusted capital contributions. Beginning in January 1996, management fees were reduced to one percent per annum.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller