Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1996-08-09
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                                         (unaudited)
                                           June 30,        December 31,
                                            1996               1995
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $22,459,363 and $20,607,017 at
  1996 and 1995, respectively)          $26,790,889       24,289,218
 Secured notes receivable, net
  (cost basis of $750,522 and
  $1,954,572 at 1996 and 1995,
  respectively)                             473,522          999,572
                                         ----------       ----------

        Total investments                27,264,411       25,288,790

Cash and cash equivalents                 1,702,991        4,396,042

Other assets                                  6,182           13,804
                                         ----------       ----------
        Total                           $28,973,584       29,698,636
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    16,616           25,950

Due to related parties                    1,032,727           40,970

Other liabilities                               756               --
                                         ----------       ----------
 Total liabilities                        1,050,099           66,920

Commitments and contingencies
 (Notes 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1996 and 1995)         23,920,672       26,925,872
 General Partners                           (51,713)         (21,357)
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                     4,331,526        3,682,201
   Secured notes receivable                (277,000)        (955,000)
                                         ----------       ----------
  Total partners' capital                27,923,485       29,631,716
                                         ----------       ----------
    Total                               $28,973,584       29,698,636
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                              For the Three                  For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                       June 30,
                                          ------------------------       --------------------
                                             1996           1995           1996        1995
                                             ----           ----           ----        ----
Income:
 Secured notes receivable interest      $    25,590         26,795          60,602       56,207
 Short-term investments interest             16,914        151,629          59,708      327,428
                                          ---------      ---------       ---------    ---------
  Total income                               42,504        178,424         120,310      383,635


Costs and expenses:
 Management fees                             97,499        199,061         194,998      398,163
 Individual General Partners'
  compensation                               12,936         12,349          17,549       16,849
 Amortization of organizational costs            --          1,750              --        3,500
 Operating expenses:
   Investment operations                    174,831        148,583         319,546      282,952
   Administrative and investor services     128,063        153,746         231,129      252,272
   Professional fees                         28,091         44,223          40,219       56,927
   Computer services                         59,600         29,032          81,775       56,471
   Expenses absorbed by General Partners   (115,443)            --        (115,443)          --
   Expenses not subject to limitation       853,838             --         853,838           --
                                          ---------      ---------       ---------    ---------
      Total operating expenses            1,128,980        375,584       1,411,064      648,622
                                          ---------      ---------       ---------    ---------
   Total costs and expenses               1,239,415        588,744       1,623,611    1,067,134
                                          ---------      ---------       ---------    ---------
Net operating loss                       (1,196,911)      (410,320)     (1,503,301)    (683,499)

Realized gains from
 sales of equity investments                902,118             --         902,118      935,950
Realized losses from
 investment write-downs                  (2,357,282)      (635,920)     (2,434,373)    (639,920)
Recoveries from investments previously
 written off                                     --         42,582              --       42,582
                                          ---------      ---------       ---------    ---------

Net realized loss                        (2,652,075)    (1,003,658)     (3,035,556)    (344,887)

 Change in net unrealized
  fair value:
   Equity investments                    (1,305,160)       759,020         649,325      602,558
   Secured notes receivable                 755,000        (19,000)        678,000     (133,000)
                                          ---------      ---------       ---------    ---------
Net (loss) income                       $(3,202,235)      (263,638)     (1,708,231)     124,671
                                          =========      =========       =========    =========
Net realized loss per Unit              $        (7)            (3)             (8)          (1)
                                          =========      =========       =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                            1996                1995
                                            ----                ----
Cash flows from operating activities:
 Interest received                       $    90,294           391,159
 Cash paid to vendors                       (128,322)         (166,280)
 Cash paid to related parties               (504,488)         (842,973)
                                          ----------        ----------
  Net cash used by
   operating activities                     (542,516)         (618,094)
                                          ----------        ----------
Cash flows from investing activities:
 Secured notes receivable issued            (208,334)               --
 Purchase of equity investments           (3,460,818)       (4,943,033)
 Proceeds from sales of
  equity investments                       1,017,678         2,022,421
 Repayments of convertible and
  secured notes receivable                   500,939           490,108
                                          ----------        ----------
  Net cash used by investing activities   (2,150,535)       (2,430,504)
                                          ----------        ----------
Net decrease in cash and
 cash equivalents                         (2,693,051)       (3,048,598)

Cash and cash equivalents at
 beginning of year                         4,396,042        11,371,533
                                          ----------        ----------
Cash and cash equivalents at June 30     $ 1,702,991         8,322,935
                                          ==========        ==========

See accompanying notes to financial statements.

- -----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             1996                1995
                                             ----                ----
Reconciliation of net (loss) income to net
 cash used by operating activities:

Net (loss) income                        $(1,708,231)          124,671

Adjustments to reconcile net (loss)
 income to net cash used by operating
 activities:
  Realized gains from sales of
   equity investments                       (902,118)         (935,950)
  Realized losses from investment
   write-downs                             2,434,373           639,920
  Recoveries from investments previously
   written off                                    --           (42,582)
  Change in net unrealized fair value:
    Equity investments                      (649,325)         (602,558)
    Secured notes receivable                (678,000)          133,000
  Other, net                                      --             2,279

Changes in:
  Due to related parties                     991,757            68,277
  Other changes, net                         (30,972)           (5,151)
                                           ---------           -------
Net cash used by operating activities    $  (542,516)         (618,094)
                                           =========           =======

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes receivable)                       $ 1,275,000                --
                                           =========           =======
Common stock recovered from equity
 investments previously written off      $        --            42,582
                                           =========           =======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership is dependent upon the financial support of the Managing General Partners to fund operations. The Managing General Partners have committed to support the Partnership's working capital requirements through advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1996 and 1995, were as follows:

                                              1996           1995
                                              ----           ----
Management fees                             $194,998       398,163
Amortization of organizational cost               --         3,500
Reimbursable operating expenses              545,303       497,264
Individual General Partners' compensation     17,549        16,849
Expenses absorbed by General Partners       (115,443)           --
Expenses not subject to limitation           853,838            --


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically.

Amounts payable for management fees were $32,500 and $66,354 at June 30, 1996, and December 31, 1995, respectively. Pursuant to the Partnership Agreement, beginning January 2, 1996, management fees changed from two percent to one percent per annum of total Limited Partner capital contributions.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. During 1996, it was determined that operational costs paid directly by the Partnership are not subject to this limitation; consequently, $853,838 is included in due to related parties. For the six months ended June 30, 1996, operating expenses incurred by the Managing General Partners exceeded the limitation by $115,443, resulting in this amount being absorbed by the Managing General Partners. At June 30, 1996, due to related parties was $1,000,227 compared to due from related parties of $25,384 at December 31, 1995.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of:


                                                                     January 1 -
                                                                    June 30, 1996
                                                      Principal    --------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
- ----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1996                                       $20,607,017  24,289,218
                                                                  ----------  ----------

Significant changes:

Biomedical
- ----------
RedCell, Inc.           Convertible
                        note (1)             02/96     $179,932      185,209     185,209

Biotechnology
- -------------
Molecular Geriatrics    Series B
 Corporation            Preferred
                        shares               09/93      500,000     (250,000)   (250,000)
Molecular Geriatrics    Common
 Corporation            shares               01/96       47,170      250,000      94,340

Communications
- --------------
Coded Communications    Common
 Corporation            shares               04/93      145,454      (77,091)    (87,999)
Positive                Convertible
 Communications, Inc.   note (1)             03/96      $63,047       64,362      64,362
Positive                Common share
 Communications, Inc.   warrant at $0.50;
                        expiring 03/01       03/96        3,709            4      13,909
Wire Networks, Inc.     Series A Preferred
                        shares               02/96       78,553      106,047     106,047
Wire Networks, Inc.     Series B Preferred
                        shares               02/96       95,980      215,955     215,955

Computer Systems and Software
- -----------------------------
Velocity Incorporated   Series A
                        Preferred
                        shares               10/94   12,572,652   (2,000,000) (2,068,674)
Velocity Incorporated   Subordinated         08/95-
                        notes (1)            10/95     $250,000            0    (250,000)
Velocity Incorporated   Subordinated         11/95-
                        notes (1)            06/96   $1,295,000    1,295,000     361,667

Environmental
- -------------
Conversion Technologies Series A
 International, Inc.    Preferred
                        shares               05/95      600,000   (1,500,000) (1,500,000)
Conversion Technologies Convertible          09/95-
 International, Inc.    note (1)             11/95     $187,500     (190,011)   (190,011)
Conversion Technologies Common
 International, Inc.    shares               05/96      207,547    1,500,000     800,716
SRG Products            Convertible          07/94-
 Corporation            notes (1)            01/95     $178,242     (197,460)   (197,460)
SRG Products            Subordinated
 Corporation            note (1)             06/95     $122,547     (137,743)   (137,743)

Industrial/Business Automation
- ------------------------------
Avalon Imaging, Inc.    Redeemable
                        Series A Preferred
                        shares               12/94      144,509            0     183,526
Avalon Imaging, Inc.    Redeemable
                        Series B Preferred   02/96&
                        shares               06/96      166,667      500,001     500,001
Avalon Imaging, Inc.    Common
                        shares               04/96      125,000      250,000     250,000
Bolder Technologies     Series C
 Corporation            Preferred
                        shares               09/94      250,000     (500,000) (1,000,000)
Bolder Technologies     Series B
 Corporation            Preferred
                        shares               10/94       50,001      (50,001)   (200,004)
Bolder Technologies     Common
 Corporation            share warrant
                        at $.50;
                        expiring 03/00       03/95        8,694          (87)    (30,429)
Bolder Technologies     Series C
 Corporation            Preferred
                        shares               05/95          810       (1,622)     (3,240)
Bolder Technologies     Series D
 Corporation            Preferred
                        shares               05/95       17,366      (69,467)    (69,464)
Bolder Technologies     Common
 Corporation            shares               05/96      217,500      625,207   2,075,766

Medical
- -------
Acusphere, Inc.         Series B Preferred
                        shares               05/95      250,000            0     135,000
Acusphere, Inc.         Series C Preferred
                        shares               05/96       23,364       49,999      49,999
ADESSO Specialty        Series A Preferred
 Services Organization, shares
 Inc.                                        07/95      400,000            0     900,000
ADESSO Specialty        Series B Preferred
 Services Organization, shares
 Inc.                                        03/96      369,231    1,200,001   1,200,001
ADESSO Specialty        Series A Preferred
 Services Organization, share warrant at
 Inc.                   $1.00; expiring
                        03/01                03/96       68,704            0     154,584
Biex, Inc.              Series C Preferred
                        shares               04/96       83,333       83,333      83,333
Everest & Jennings      Common
 International, Ltd.    shares               01/94       59,272            0     (72,606)
Paradigm Biosciences,   Series A Preferred
 Inc.                   shares               04/93      322,581            0     249,162
Paradigm Biosciences,   Series A Preferred
 Inc.                   shares               12/94      215,054            0     159,441
Paradigm Biosciences,   Convertible
 Inc.                   note (1)             10/95     $102,500     (104,544)   (104,544)
Paradigm Biosciences,   Series B Preferred
 Inc.                   shares               05/96      137,778      275,556     275,556
Periodontix,            Series A Preferred
 Inc.                   shares               12/93      150,000            0     150,000
Periodontix,            Series B Preferred
 Inc.                   shares               02/96      100,500      201,000     201,000
PHERIN Corporation      Series B Preferred
                        shares               08/91      200,000            0     200,000
Physiometrix,           Common               01/94&
 Inc.                   shares               05/94          337     (375,054)     (1,685)
Physiometrix,           Series D Preferred   01/94&
 Inc.                   shares               02/94      338,151     (114,971) (1,690,755)
Physiometrix,           Common share         01/94&
 Inc.                   warrant at $6.60;
                        expiring 06/01       04/96       13,525          179      14,201
Physiometrix,           Common
 Inc.                   shares               04/96      287,021      668,557   1,722,126
R2 Technology,          Series A-1 Preferred
 Inc.                   shares               05/94      400,000            0     336,000
R2 Technology,          Convertible
 Inc.                   note (1)             11/95     $133,334     (135,044)   (135,044)
R2 Technology,          Series B-1 Preferred
 Inc.                   shares               03/96       68,540      137,080     137,080
TheraTx,                Common
 Incorporated           shares (2)           06/94       70,042     (105,063)   (867,120)

Retail/Consumer Products
- ------------------------
YES! Entertainment      Common
 Corporation            shares               06/95       55,555            0     347,497

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Various                 Ltd. Partnership
                        Interests          various     $979,279       19,165     152,836
                                                                  ----------  ----------

Total significant changes during the six
 months ended June 30, 1996                                        1,818,497   2,462,536

Other changes, net                                                    33,849      39,135
                                                                  ----------  ----------

Total equity investments at June 30, 1996                        $22,459,363  26,790,889
                                                                  ==========  ==========


(1) Convertible and subordinated notes include accrued interest.  Interest rates on notes issued in 1996 ranged from 8% to 12%.




Marketable Equity Securities
- ----------------------------

At June 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $3,698,567 and $937,645, respectively, and aggregate market values of $5,006,153 and $1,425,196, respectively. The net unrealized gains at June 30, 1996, and December 31, 1995, included gross gains of $2,417,574 and $804,892, respectively.

Acusphere, Inc.
- ---------------

In May of 1996, the Partnership made an additional investment in Acusphere, Inc., by purchasing 23,364 Series C Preferred shares for $49,999. The pricing of this round indicated a fair value increase of $135,000 for the Partnership's existing investment.

ADESSO Specialty Services Organization, Inc.
- --------------------------------------------

In early 1996, the Partnership funded $450,000 in convertible notes to the company and received a warrant to purchase 68,704 Series A Preferred shares at $1.00 per share. Then in March of 1996, the Partnership made an additional investment in the company by purchasing 369,231 Series B Preferred shares for $1,200,001. The purchase price included $925,185 in cash and the conversion of $274,816 in principal from the notes discussed above. The remaining principal of $175,184 was repaid in March of 1996 while interest was repaid in April of 1996. The pricing of this round indicated an increase in the fair value of $1,054,584 for the Partnership's existing investment.

Avalon Imaging, Inc.
- --------------------

During the first half of 1996, the Partnership made additional investments in the company by purchasing 166,667 Redeemable Series B Preferred shares for $500,001. The pricing of this round of financing indicated an increase in fair value of $183,526 for the Partnership's existing investment. The Partnership also purchased 125,000 common shares of Avalon Imaging, Inc., for $250,000 in April of 1996.

Biex, Inc.
- ----------

In April of 1996, the Partnership made an additional investment in Biex, Inc., by purchasing 83,333 Series C Preferred shares for a total cost of $83,333.

Bolder Technologies Corporation
- -------------------------------

In May of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's preferred share investments being converted into 212,118 common shares. In addition, the Partnership net exercised its common share warrant and received 5,382 common shares and realized a gain of $4,030.

At June 30, 1996, the Partnership recorded an increase in the change in fair value of $768,599 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a 25% discount for restricted securities.

Coded Communications Corporation
- --------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in fair value of the Partnership's investment. As a result, the Partnership realized a loss of $77,091. The Partnership also recorded a decrease in fair value of $87,999 to reflect the unrestricted market value at June 30, 1996.

Conversion Technologies International, Inc.
- -------------------------------------------

In May of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Series A Preferred shares, Series A Preferred warrant and common share warrant being converted into 207,547 common shares, a warrant to purchase 51,884 common shares, and 93,750 Class A warrants, respectively. The convertible note with a principal balance of $187,500 was repaid in full, including accrued interest. At June 30, 1996, the Partnership recorded a decrease in the change in fair value of $699,284 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a 25% discount for restricted securities.

Molecular Geriatrics Corporation
- --------------------------------

In January of 1996, the company converted its Series B Preferred shares into common shares and then effected a reverse stock split.
Consequently, the Partnership's Series B investment became 47,170 common shares.

In June of 1996, the company completed a Series C Preferred round of financing in which the Partnership did not participate. The pricing of this round indicated a $155,660 fair value decrease in the Partnership's investments.

Paradigm Biosciences, Inc.
- --------------------------

In February of 1996, the Partnership issued $86,666 in convertible notes to the company and received a warrant to purchase 10,833 Series B
Preferred shares at $2.00 per share.

In May of 1996, the Partnership purchased 137,778 Series B Preferred shares with $80,000 in cash and by converting two notes totaling
$189,166 including accrued interest of $6,390 for a total cost of $275,556. The pricing of this conversion financing round in which third parties participated indicated an increase in the change in fair value of $408,603 for the Partnership's existing investment.

Periodontix, Inc.
- -----------------

In February of 1996, the Partnership made an additional investment in the company by purchasing 100,500 Series B Preferred shares for $201,000. The pricing of this round indicated an increase in fair value of $150,000 for the Partnership's existing investment.

PHERIN Corporation
- ------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

Physiometrix, Inc.
- -----------------

In January of 1996, the Partnership issued $178,532 in convertible notes to the company.

In April of 1996, the Partnership completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common shares, preferred shares, and $178,532 note receivable being converted into 287,021 common shares while the common share warrant was canceled. The Partnership also received a warrant to purchase 13,525 common shares. At June 30, 1996, the Partnership recorded an increase in fair value of $43,887 to reflect the publicly-traded market price of its investments; the fair value was adjusted to reflect a 25% discount for restricted securities.

Positive Communications, Inc.
- -----------------------------

In March of 1996, the Partnership issued $63,047 in convertible notes to the company and purchased a warrant to acquire 3,709 common shares.

R2 Technology, Inc.
- -------------------

In March of 1996, the Partnership purchased 68,540 Series B-1 Preferred shares by converting the November 1995 $133,334 note (including accrued interest of $3,746). The pricing of this conversion financing round in which third parties participated indicated an increase in the change in fair value of $336,000 for the Partnership's existing investment.

RedCell, Inc.
- -------------

In February of 1996, the Partnership issued $179,932 in convertible notes to the company and received a warrant to purchase 26,990 Series C Preferred shares at an exercise price to be determined at the next financing round.

SRG Products Corporation/SRG Holdings, Inc.
- -------------------------------------------

During the second quarter of 1996, SRG Holdings, Inc., was acquired by SRG Products Corporation whereby the Partnership's Series C Preferred shares and common share warrant investments were canceled. In addition, the Managing General Partners determined that there has been an other than temporary decline in the value of the Partnership's note investment. As a result, the Partnership realized a loss of $357,282 for its convertible and subordinated notes receivable including accrued interest.

TheraTx, Incorporated
- ---------------------

In April of 1996, the Partnership sold its remaining holdings in the company for total proceeds of $998,724 and a realized gain of $893,661.

Velocity Incorporated
- ---------------------

During the first six months of 1996, the Partnership issued $20,000 in subordinated notes to continue the company operations and reclassified secured notes receivable of $1,275,000 to subordinated notes.

During the second quarter of 1996, the Managing General Partners determined that there has been an other than temporary decline in value of the Partnership's preferred stock investment. As a result, a realized loss of $2,000,000 was recorded. The Partnership also recorded a decrease in fair value of $1,957,007 for its investment.

Wire Networks, Inc.
- -------------------

In February of 1996, the Partnership invested in the company by purchasing 78,553 Series A Preferred shares and 95,980 Series B
Preferred shares for $106,047 and $215,955, respectively.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis increase of $19,165 in venture capital limited partnership investments during the six months ended June 30, 1996. The increase was a result of additional contributions of $70,938, partially offset by a stock distribution of $51,773. The Partnership recorded a fair value increase of $152,836 as a result of a net increase in fair value of the underlying investments and the effects of the transaction described above.

In March of 1996, the Partnership received a common stock distribution from Informix, Inc., with a fair value of $51,773. This distribution represented a return of capital.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's YES! Entertainment Corporation shares are restricted.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996, through June 30, 1996, consisted of:

Balance at January 1, 1996                                 $  999,572

1996 activity:
 Secured notes receivable issued                              208,334
 Repayments of secured notes receivable                      (138,255)
 Decrease in allowance for loan losses                        678,000
 Change in interest receivable                                    871
 Reclassification of secured notes receivable to equity
  investments (subordinated notes receivable)              (1,275,000)
                                                            ---------

 Total secured notes receivable, net, at June 30, 1996     $  473,522
                                                            =========

The Partnership had accrued interest of $27,618 and $26,747 at June 30, 1996, and December 31, 1995, respectively.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                                 $  955,000

Change in net unrealized fair value of
 secured notes receivable                                    (678,000)
                                                            ---------
Balance at June 30, 1996                                   $  277,000
                                                            =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $686,636 and $1,835,279 were on nonaccrual status due to uncertainties related to borrowers' financial conditions at June 30, 1996, and December 31, 1995, respectively. The Managing General Partners continue to monitor the progress of these companies. The fair values at June 30, 1996, and December 31, 1995, are based on the Managing General Partners' estimate of collectibility of these notes.

Refer to Note 4, Equity Investments, for additional information regarding the reclassification of notes.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1996, and December 31, 1995, consisted of:

                                                  1996           1995
                                                  ----           ----
Demand accounts                              $     2,417        152,033
Money-market accounts                          1,700,574      4,244,009
                                              ----------     ----------
 Total                                       $ 1,702,991      4,396,042
                                              ==========     ==========

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments as follows:



Type
- ----

Equity investments                                          $  735,250
Term notes                                                      30,000
Venture capital limited partnership investments                375,721
                                                             ---------
 Total                                                      $1,140,971
                                                             =========


In September of 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $1,000,000. However, if the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership's share may increase up to $2,000,000. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $542,516. The Partnership paid management fees of $228,852 to the Managing General Partners and reimbursed related parties for operating expenses of $258,087. In addition, $17,549 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $128,322 were paid and $90,294 in interest income was received.

During the six months ended June 30, 1996, the Partnership funded secured notes receivable totaling $208,334 to a portfolio company in the computer systems and software industry and equity investments of $3,460,818 primarily to portfolio companies in the medical, industrial/business automation, and communications industries. Proceeds from sales of equity investments were $1,017,678. Repayments of convertible and secured notes receivable provided cash of $500,939. As of June 30, 1996, the Partnership was committed to fund additional investments totaling $1,140,971 and has outstanding guarantees up to $2,000,000 as discussed in Note 7 to the financial statements.

During the first half of 1996, Bolder Technologies, Inc., Conversion Technologies International, Inc., and Physiometrix, Inc., completed their initial public offerings ("IPOs"). Although the Partnership's holdings in these companies are subject to selling restrictions, the IPOs indicate potential future liquidity for these investments.

Cash and cash equivalents at June 30, 1996, were $1,702,991. Future interest income on short-term investments and notes receivable, proceeds from investment sales, operating cash reserves and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $3,202,235 for the three months ended June 30, 1996, compared to $263,638 for the same period in 1995. The increase in net loss was primarily due to a $2,064,180 decrease in the change in net unrealized fair value of equity investments, a $1,721,362 increase in realized losses from investment write-downs, a $753,396 increase in total operating expenses, and a $135,920 decrease in total income. These changes were partially offset by a $902,118 increase in realized gains from sales of equity investments, a $774,000 increase in the change in net unrealized fair value of secured notes receivable, and a $101,562 decrease in management fees.

During the three months ended June 30, 1996, the decrease in fair value of equity investments of $1,305,160 was primarily due to decreases in portfolio companies in the computer systems and software and environmental industries, partially offset by increases in the industrial/business automation industry. During the same period in 1995, increase in fair value of $759,020 was primarily due to portfolio companies in the industrial/business automation and communications industries, partially offset by decreases in the medical industry.

Realized losses from investment write-downs of $2,357,282 for the three months ended June 30, 1996, mostly related to equity investments in the computer systems and software industry. During the same period in 1995, realized losses from investment write-downs of $635,920 primarily related to the write-down of portfolio companies in the retail/consumer products and communications industries.

Total operating expenses were $1,128,980 for the quarter ended June 30, 1996, compared to $375,584 for the same period in 1995. As explained in
Note 3 to the financial statements, the Managing General Partners absorbed $115,443 during the quarter ended June 30, 1996, and will be reimbursed $853,838 of prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $390,585 and $375,584 in the second quarters of 1996 and 1995, respectively. The slight increase was primarily due to higher computer services and investment operations expenses, partially offset by lower administrative and investor services expenses.

Total income was $42,504 and $178,424 for the three months ended June 30, 1996 and 1995, respectively. The decrease was mainly due to lower cash and cash equivalents balances as a result of new and follow-on investments.

For the three months ended June 30, 1996, realized gains of $902,118 mostly related to the common stock sale of TheraTx, Incorporated. There were no such gains recorded for the same period in 1995.

During the three months ended June 30, 1996, the Partnership recorded an increase in fair value of secured notes receivable of $755,000 due to the reclassification of secured notes receivable totaling $1,275,000 to equity investments as these notes had been reflected with fair values less than cost. A $19,000 decrease was recorded for the same period in 1995.

Management fees were $97,499 and $199,061 for the three months ended June 30, 1996 and 1995, respectively. Pursuant to the Partnership Agreement, management fees decreased from two percent to one percent per annum beginning in January of 1996.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net loss was $1,708,231 for the six months ended June 30, 1996, compared to a net income of $124,671 during the same period in 1995. The change was primarily due to a $1,794,453 increase in realized losses from investment write-downs, a $762,442 increase in operating expenses, and a $263,325 decrease in total income. These changes were partially offset by a $811,000 increase in the change in net unrealized change in the fair value of secured notes receivable and a $203,165 decrease in management fees.

During the six months ended June 30, 1996, realized losses from investment write-downs of $2,434,373 mostly related to equity investments in the computer systems and software industry. In 1995, realized losses of $639,920 primarily related to portfolio companies in the retail/consumer products and communications industries.

Total operating expenses were $1,411,064 and $648,622 for the six months ended June 30, 1996 and 1995, respectively. As discussed in the above section, the Managing General Partners absorbed $115,443 for the six months ended June 30, 1996, and will be reimbursed $853,838 of prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $672,669 and $648,622 during the six months ended June 30, 1996 and 1995, respectively. The slight increase was primarily due to higher investment operations and computer services expenses, partially offset by lower administrative and investor services expenses.

Total income was $120,310 and $383,635 for the six months ended June 30, 1996 and 1995, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from new and follow-on investments.

During the six months ended June 30, 1996, the Partnership recorded a increase in fair value of secured notes receivable of $678,000 due to the reclassification of secured notes receivable totaling $1,275,000 to equity investments as these notes had been reflected with fair values less than cost. A $133,000 decrease was recorded for the same period in 1995.

Management fees were $194,998 and $398,163 for the six months ended June 30, 1996 and 1995, respectively. As discussed above, management fees decreased from two percent to one percent per annum beginning in January of 1996.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller