Form 10-Q
period 1996-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1996-11-08
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                       September 30,       December 31,
                                           1996                1995
                                       -------------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $23,462,477 and $20,607,017 at
  1996 and 1995, respectively)          $28,568,893       24,289,218
 Secured notes receivable, net
  (cost basis of $19,254 and
  $1,954,572 at 1996 and 1995,
  respectively)                              19,254          999,572
 Other investments (cost basis
  of $681,565 at 1996)                      681,565               --
                                         ----------       ----------

        Total investments                29,269,712       25,288,790

Cash and cash equivalents                     6,397        4,396,042

Other assets                                  9,412           13,804
                                         ----------       ----------
        Total                           $29,285,521       29,698,636
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    47,415           25,950

Due to related parties                      389,781           40,970

Other liabilities                               974               --
                                         ----------       ----------
 Total liabilities                          438,170           66,920

Commitments, contingencies and
 subsequent events (Notes 4 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1996 and 1995)         23,793,928       26,925,872
 General Partners                           (52,993)         (21,357)
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                     5,106,416        3,682,201
   Secured notes receivable                      --         (955,000)
                                         ----------       ----------
  Total partners' capital                28,847,351       29,631,716
                                         ----------       ----------
    Total                               $29,285,521       29,698,636
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                  For the Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                          ------------------------       --------------------
                                             1996           1995           1996        1995
                                             ----           ----           ----        ----
Income:
 Secured notes receivable interest      $  33,644           29,733          94,246       85,940
 Short-term investments interest            7,350          104,131          67,058      431,559
                                          -------          -------       ---------    ---------
  Total income                             40,994          133,864         161,304      517,499


Costs and expenses:
 Management fees                           97,498          199,060         292,496      597,223
 Individual General Partners'
  compensation                              7,827           24,461          25,376       41,310
 Amortization of organizational costs          --            1,750              --        5,250
 Operating expenses:
   Investment operations                   90,735          124,215         410,281      407,167
   Administrative and investor services   150,140           85,997         381,269      338,269
   Professional fees                       55,007           10,792          95,226       67,719
   Computer services                       28,383           32,952         110,158       89,423
   Expenses absorbed by General Partners (236,650)        (102,578)       (352,093)    (102,578)
   Expenses not subject to limitation          --               --         853,838           --
                                          -------          -------       ---------    ---------
      Total operating expenses             87,615          151,378       1,498,679      800,000
                                          -------          -------       ---------    ---------
   Total costs and expenses               192,940          376,649       1,816,551    1,443,783
                                          -------          -------       ---------    ---------
Net operating loss                       (151,946)        (242,785)     (1,655,247)    (926,284)

Realized gains from sales of
 equity investments                            --               --         902,118      935,950
Realized losses from investment
 write-downs                                   --               --      (2,434,373)    (639,920)
Recoveries from investments previously
 written off                               23,922               --          23,922       42,582
                                          -------          -------       ---------    ---------

Net realized loss                        (128,024)        (242,785)     (3,163,580)    (587,672)

 Change in net unrealized
  fair value:
   Equity investments                     774,890          505,335       1,424,215    1,107,893
   Secured notes receivable               277,000         (155,000)        955,000     (288,000)
                                          -------          -------       ---------    ---------
Net income (loss)                       $ 923,866          107,550        (784,365)     232,221
                                          =======          =======       =========    =========
Net realized loss per Unit              $      --               (1)             (8)         (1)
                                          =======          =======       =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                              1996              1995
                                              ----              ----
Cash flows from operating activities:
 Interest received                         $   160,210         537,673
 Cash paid to vendors                         (195,777)       (199,676)
 Cash paid to related parties               (1,245,882)     (1,170,534)
                                            ----------      ----------
  Net cash used by
   operating activities                     (1,281,449)       (832,537)
                                            ----------      ----------
Cash flows from investing activities:
 Secured notes receivable issued              (208,334)             --
 Purchase of equity investments             (4,463,764)     (6,136,472)
 Proceeds from sales of equity
  investments                                1,017,678       2,022,421
 Repayments of convertible and
  secured notes receivable                     539,933         561,652
 Distributions from venture capital
  limited partnerships                           6,291              --
                                            ----------      ----------

  Net cash used by investing activities     (3,108,196)     (3,552,399)
                                            ----------      ----------
Net decrease in cash and
 cash equivalents                           (4,389,645)     (4,384,936)

Cash and cash equivalents at
 beginning of year                           4,396,042      11,371,533
                                            ----------      ----------
Cash and cash equivalents at September 30  $     6,397       6,986,597
                                            ==========      ==========

See accompanying notes to financial statements.

-----------------------------------------------




                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                               1996              1995
                                               ----              ----
Reconciliation of net (loss) income to net
 cash used by operating activities:

Net (loss) income                            $  (784,365)      232,221

Adjustments to reconcile net (loss) income to
 net cash used by operating activities:
  Realized gains from sales of
   equity investments                           (902,118)     (935,950)
  Realized losses from investment
   write-downs                                 2,434,373       639,920
  Recoveries from investments previously
   written off                                   (23,922)      (42,582)
  Change in net unrealized fair value:
    Equity investments                        (1,424,215)   (1,107,893)
    Secured notes receivable                    (955,000)      288,000
  Other, net                                      (1,867)         (742)

Changes in:
  Due to related parties                         348,811        75,942
  Accrued interest on secured and
   convertible notes                                 773        26,166
  Other changes, net                              26,081        (7,619)
                                              ----------     ---------
Net cash used by operating activities        $(1,281,449)     (832,537)
                                              ==========     =========

Non-cash investing activities:

Reclassification of secured notes to equity
 investments (subordinated notes receivable) $ 1,275,000            --
                                              ==========     =========

Reclassification of secured notes to
 other investments                           $   681,565            --
                                              ==========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and nine months ended September 30, 1996 and 1995, and Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through September 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.   Summary of Significant Accounting Policies
     --------------------------------------------

The following accounting policy is in addition to those disclosed in the 1995, Annual Report on Form 10-K:

        Other Investments
        -----------------

At times, the Partnership will receive other assets in satisfaction of secured notes receivable or equity investments in portfolio companies. When the asset is received, existing investment balances in excess of the fair value of the asset received are written off.

3.   Financing of Partnership Operations
     -------------------------------------

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

4.   Related Party Transactions
     --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1996 and 1995, were as follows:

                                              1996           1995
                                              ----           ----
Management fees                             $ 292,496      597,223
Amortization of organizational cost                --        5,250
Reimbursable operating expenses               775,076      710,521
Individual General Partners' compensation      25,376       41,310
Expenses absorbed by General Partners        (352,093)    (102,578)
Expenses not subject to limitation            853,838           --


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically.

Amounts payable for management fees were $32,500 and $66,354 at September 30, 1996, and December 31, 1995, respectively. Pursuant to the Partnership Agreement, beginning January 2, 1996, management fees changed from two percent to one percent per annum of total Limited Partner capital contributions.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. During 1996, it was determined that operational costs paid directly by the Partnership were not subject to this limitation; consequently, $853,838 was returned to the Managing General Partners. For the nine months ended September 30, 1996 and 1995, operating expenses incurred by the Managing General Partners exceeded the limitation by $352,093 and $102,578, respectively, resulting in these amounts being absorbed by the Managing General Partners. Due to related parties was $357,281 at September 30, 1996, compared to due from related parties of $25,384 at December 31, 1995, for reimbursable operating expenses.

5.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through September 30, 1996, consisted of:


                                                                     January 1 -
                                                                   September 30, 1996
                                                      Principal    -------------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1996                                       $20,607,017  24,289,218
                                                                  ----------  ----------

Significant changes:

Biomedical
----------
RedCell, Inc.           Convertible          02/96&
                        notes (1)            07/96     $197,925      207,194     207,194
Biotechnology
-------------
Molecular Geriatrics    Series B Preferred
 Corporation            shares               09/93      500,000     (250,000)   (250,000)
Molecular Geriatrics    Common
 Corporation            shares               01/96       47,170      250,000      94,340
Prolinx, Inc.           Series A Preferred
                        shares               09/96      429,000      429,000     429,000

Communications
--------------
Coded Communications    Common
 Corporation            shares               04/93      145,454      (77,091)    (66,181)
Positive                Convertible
 Communications, Inc.   note (1)             03/96      $63,047       65,648      65,648
Positive                Common share
 Communications, Inc.   warrant at $0.50;
                        expiring 03/01       03/96        3,709            4      13,909
Wire Networks, Inc.     Series A Preferred
                        shares               02/96       78,553      106,047     106,047
Wire Networks, Inc.     Series B Preferred
                        shares               02/96       95,980      215,955     215,955

Computer Systems and Software
-----------------------------
Forte Software,         Common
 Inc.                   shares               09/96        1,591       46,139      59,543
Informix                Common
 Software, Inc.         shares               03/96        1,534       51,773      44,831
Pilot Network           Series D Preferred
 Services, Inc.         shares               03/95      371,557            0     836,003
Pilot Network           Series E Preferred
 Services, Inc.         shares               07/96       73,970      295,880     295,880
Velocity Incorporated   Series A Preferred
                        shares               10/94   12,572,652   (2,000,000) (2,068,674)
Velocity Incorporated   Subordinated         08/95-
                        notes (1)            10/95     $250,000            0    (250,000)
Velocity Incorporated   Subordinated         11/95-
                        notes (1)            09/96   $1,296,650    1,296,650     268,334

Environmental
-------------
Conversion Technologies Series A Preferred
 International, Inc.    shares               05/95      600,000   (1,500,000) (1,500,000)
Conversion Technologies Convertible          09/95-
 International, Inc.    note (1)             11/95     $187,500     (190,011)   (190,011)
Conversion Technologies Common
 International, Inc.    shares               05/96      207,547    1,500,000     537,962
SRG Products            Convertible          07/94-
 Corporation            notes (1)            01/95     $178,242     (197,460)   (197,460)
SRG Products            Subordinated
 Corporation            note (1)             06/95     $122,547     (137,743)   (137,743)

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Redeemable
                        Series A Preferred
                        shares               12/94      144,509            0     183,526
Avalon Imaging, Inc.    Redeemable
                        Series B Preferred   02/96&
                        shares               06/96      166,667      500,001     500,001
Avalon Imaging, Inc.    Common
                        shares               04/96      125,000      250,000     250,000
Bolder Technologies     Series B, C and D
                        Preferred            09/94-
 Corporation            shares               05/95      318,177     (621,090) (1,272,708)
Bolder Technologies     Common
 Corporation            share warrant
                        at $.50;
                        expiring 03/00       03/95        8,694          (87)    (30,429)
Bolder Technologies     Common
 Corporation            shares               05/96      217,499      625,207   2,515,376

Medical
-------
Acusphere, Inc.         Series B Preferred
                        shares               05/95      250,000            0     135,000
Acusphere, Inc.         Series C Preferred
                        shares               05/96       23,364       49,999      49,999
ADESSO Specialty        Series A Preferred
 Services Organization, shares
 Inc.                                        07/95      400,000            0     900,000
ADESSO Specialty        Series B Preferred
 Services Organization, shares
 Inc.                                        03/96      369,231    1,200,001   1,200,001
ADESSO Specialty        Series A Preferred
 Services Organization, share warrant at
 Inc.                   $1.00; expiring
                        03/01                03/96       68,704            0     154,584
Biex, Inc.              Series A, B and C
                        Preferred            07/93-
                        shares               12/95      358,779            0     179,391
Biex, Inc.              Series B Preferred
                        share warrant
                        @ $1.00;
                        expiring 10/99       10/94       23,540            0      11,770
Biex, Inc.              Series C Preferred
                        shares               04/96       83,333       83,333     125,000
Biex, Inc.              Series D Preferred
                        shares               08/96      111,115      166,673     166,673
CareCentric             Series A Preferred
 Solutions, Inc.        shares               10/95      166,667            0      33,333
CareCentric             Series B Preferred
 Solution, Inc.         shares               09/96       12,794       21,750      21,750
Everest & Jennings      Common
 International, Ltd.    shares               01/94       59,272            0    (165,962)
Paradigm Biosciences,   Series A Preferred   04/93&
 Inc.                   shares               12/94      537,635            0     408,603
Paradigm Biosciences,   Convertible
 Inc.                   note (1)             10/95     $102,500     (104,544)   (104,544)
Paradigm Biosciences,   Series B Preferred
 Inc.                   shares               05/96      137,778      275,556     275,556
Periodontix,            Series A Preferred
 Inc.                   shares               12/93      150,000            0     150,000
Periodontix,            Series B Preferred
 Inc.                   shares               02/96      100,500      201,000     201,000
PHERIN Corporation      Series B Preferred
                        shares               08/91      200,000            0     200,000
Physiometrix,           Common               01/94&
 Inc.                   shares               05/94          337     (375,054)     (1,685)
Physiometrix,           Series D Preferred   01/94&
 Inc.                   shares               02/94      338,151     (114,971) (1,690,755)
Physiometrix,           Common share         01/94&
 Inc.                   warrant at $6.60;
                        expiring 06/01       04/96       13,525          179           0
Physiometrix,           Common
 Inc.                   shares               04/96      287,021      668,557   1,404,599
R2 Technology,          Series A-1 Preferred
 Inc.                   shares               05/94      400,000            0     336,000
R2 Technology,          Convertible
 Inc.                   note (1)             11/95     $133,334     (135,044)   (135,044)
R2 Technology,          Series B-1 Preferred
 Inc.                   shares               03/96       68,541      137,080     137,080
TheraTx,                Common
 Incorporated           shares               06/94       70,042     (105,063)   (867,120)

Retail/Consumer Products
------------------------
YES! Entertainment      Common
 Corporation            shares               06/95       55,555            0     286,039

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Ltd. Partnership
                        Interests          various   $1,024,279       11,735     145,406
                                                                  ----------  ----------

Total significant changes during the nine
 months ended September 30, 1996                                   2,847,203   4,217,017

Other changes, net                                                     8,257      62,658
                                                                  ----------  ----------

Total equity investments at September 30, 1996                   $23,462,477  28,568,893
                                                                  ==========  ==========


(1) Convertible and subordinated notes include accrued interest.  Interest rates on notes issued in 1996 ranged from 8% to 18%.




Marketable Equity Securities
----------------------------

At September 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $3,358,527 and $937,645, respectively, and aggregate market values of $4,879,207 and $1,425,196, respectively. The net unrealized gains at September 30, 1996, and December 31, 1995, included gross gains of $2,744,436 and $804,892, respectively.

Acusphere, Inc.
---------------

In May of 1996, the Partnership made an additional investment in Acusphere, Inc., by purchasing 23,364 Series C Preferred shares for $49,999. The pricing of this round indicated a fair value increase of $135,000 for the Partnership's existing investment.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In early 1996, the Partnership funded $450,000 in convertible notes to the company and received a warrant to purchase 68,704 Series A Preferred shares at $1.00 per share. Then in March of 1996, the Partnership made an additional investment in the company by purchasing 369,231 Series B Preferred shares for $1,200,001. The purchase price included $925,185 in cash and the conversion of $274,816 in principal from the notes discussed above. The remaining principal of $175,184, including interest, was repaid in 1996. The pricing of this round indicated an increase in the fair value of $1,054,584 for the Partnership's existing investment.

Avalon Imaging, Inc.
--------------------

During the first half of 1996, the Partnership made additional investments in the company by purchasing 166,667 Redeemable Series B Preferred shares for $500,001. The pricing of this round of financing indicated an increase in fair value of $183,526 for the Partnership's existing investment. The Partnership also purchased 125,000 common shares for $250,000 in April of 1996.

Biex, Inc.
----------

In April of 1996, the Partnership purchased an additional 83,333 Series C Preferred shares for $83,333. Then in August of 1996, the Partnership purchased 111,115 Series D Preferred shares for $166,673. The pricing of the Series D financing round, in which third parties participated, indicated an increase in the change in fair value of $232,828 for the Partnership's prior investments.

Bolder Technologies Corporation
-------------------------------

In May of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's preferred share investments being converted into 212,117 common shares. In addition, the Partnership net exercised its common share warrant and received 5,382 common shares and realized a gain of $4,030.

At September 30, 1996, the Partnership recorded an increase in the change in fair value of $1,208,209 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

CareCentric Solutions, Inc.
---------------------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 12,794 Series B Preferred shares for $21,750. The pricing of this round, in which third parties participated, indicated an increase in fair value of $33,333 for the Partnership's existing investment.

Coded Communications Corporation
--------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in the value of the Partnership's investment. As a result, the Partnership realized a loss of $77,091. The Partnership also recorded a decrease in fair value of $66,181 to reflect the unrestricted market value at September 30, 1996.

Conversion Technologies International, Inc.
-------------------------------------------

In May of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Series A Preferred shares, Series A Preferred warrant and common share warrant being converted into 207,547 common shares, a warrant to purchase 51,884 common shares, and 93,750 Class A warrants, respectively. The convertible note with a principal balance of $187,500, including accrued interest, was repaid in full. At September 30, 1996, the Partnership recorded a decrease in the change in fair value of $962,038 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Molecular Geriatrics Corporation
--------------------------------

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

In May of 1996, the Partnership purchased 137,778 Series B Preferred shares with $80,000 in cash and by converting two notes totaling $189,166 including accrued interest of $6,390 for a total cost of $275,556. The pricing of this conversion financing round, in which third parties participated, indicated an increase in the change in fair value of $408,603 for the Partnership's existing investment.

Periodontix, Inc.
-----------------

In February of 1996, the Partnership made an additional investment in the company by purchasing 100,500 Series B Preferred shares for $201,000. The pricing of this round indicated an increase in fair value of $150,000 for the Partnership's existing investment.

PHERIN Corporation
------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

Physiometrix, Inc.
-----------------

In January of 1996, the Partnership issued $178,532 in convertible notes to the company.

In April of 1996, the Partnership completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common shares, preferred shares, and $178,532 note receivable being converted into 287,021 common shares while the common share warrant was canceled. The Partnership also received a warrant to purchase 13,525 common shares. At September 30, 1996, the Partnership recorded a decrease in fair value of $287,841 to reflect the publicly-traded market price of its investments; the fair value was adjusted to reflect a discount for restricted securities.

Pilot Network Services, Inc.
----------------------------

In July of 1996, the Partnership made an additional investment in the company by purchasing 73,970 Series E Preferred shares for $295,880. The pricing of this round, in which third parties participated, indicated an increase in fair value of $836,003 for the Partnership's existing investment.

Positive Communications, Inc.
-----------------------------

In March of 1996, the Partnership issued $63,047 in convertible notes to the company and purchased a warrant to acquire 3,709 common shares.

Prolinx, Inc.
-------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 429,000 Series A Preferred shares for $429,000.

R2 Technology, Inc.
-------------------

In March of 1996, the Partnership purchased 68,541 Series B-1 Preferred shares by converting the November, 1995, $133,334 note (including accrued interest of $3,746). The pricing of this conversion financing round in which third parties participated, indicated an increase in the change in fair value of $336,000 for the Partnership's existing investment.

RedCell, Inc.
-------------

In February and July of 1996, the Partnership issued $179,932 and
$17,993, respectively, in convertible notes receivable to the company.

SRG Products Corporation/SRG Holdings, Inc.
-------------------------------------------

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

TheraTx, Incorporated
---------------------

In April of 1996, the Partnership sold its remaining holdings in the company for total proceeds of $998,724 and a realized gain of $893,661.

Velocity Incorporated
---------------------

During the first nine months of 1996, the Partnership issued $21,650 in subordinated notes to continue the company operations and reclassified secured notes receivable of $1,275,000 to subordinated notes.

During the second quarter of 1996, the Managing General Partners determined that there has been an other than temporary decline in value of the Partnership's preferred share investment. As a result, a realized loss of $2,000,000 was recorded. The Partnership also recorded a decrease in fair value of $2,050,340 for its investment.

Wire Networks, Inc.
-------------------

In February of 1996, the Partnership invested in the company by purchasing 78,553 Series A Preferred shares and 95,980 Series B
Preferred shares for $106,047 and $215,955, respectively.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $11,735 in venture capital limited partnership investments during the nine months ended September 30, 1996. The increase was a result of additional contributions of $115,938, partially offset by stock and cash distributions of $97,912 and $6,291, respectively. The Partnership recorded a fair value increase of $145,406 as a result of a net increase in fair value of the underlying investments and the effects of the transactions described above.

During the nine months ended September 30, 1996, the Partnership received common stock distributions of Informix, Inc., and Forte
Software, Inc., with fair values of $51,773 and $46,139, respectively. These distributions represented returns of capital.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's YES! Entertainment Corporation shares are restricted.

6.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996, through September 30, 1996, consisted of:

Balance at January 1, 1996                                  $  999,572

1996 activity:
 Secured notes receivable issued                               208,334
 Repayments of secured notes receivable                       (177,249)
 Decrease in allowance for loan losses                         955,000
 Change in interest receivable                                 (11,705)
 Other activity, net                                             1,867
 Reclassification of secure notes receivable to
  equity investments (subordinated notes receivable)        (1,275,000)
 Reclassification of secured notes receivable to other
  investments                                                 (681,565)
                                                             ---------

 Total secured notes receivable, net, at September 30, 1996 $   19,254
                                                             =========

The Partnership had accrued interest of $15,042 and $26,747 at September 30, 1996, and December 31, 1995, respectively.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                                  $  955,000

Change in net unrealized fair value of
 secured notes receivable                                     (955,000)
                                                             ---------
Balance at September 30, 1996                               $       --
                                                             =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

During the third quarter of 1996, the Partnership reclassified $681,565 in secured notes receivable related to a portfolio company in the environmental industry to other investments as the notes were sold to a third party in exchange for a portion of the net proceeds collectible from the portfolio company.

Refer to Note 5, Equity Investments, for information regarding the reclassification of notes to equity investments.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1996, and December 31, 1995, consisted of:

                                                  1996           1995
                                                  ----           ----
Demand accounts                              $    2,327         152,033
Money-market accounts                             4,070       4,244,009
                                              ---------       ---------
 Total                                       $    6,397       4,396,042
                                              =========       =========

8.     Commitments, Contingencies and Subsequent Events
       ------------------------------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1996, the Partnership had unfunded commitments as follows:



Type
----

Equity investments                                           $ 122,911
Venture capital limited partnership investments                319,783
Term notes                                                     534,600
                                                              --------
 Total                                                       $ 977,294
                                                              ========


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

In October of 1996, the $2,000,000 guarantee discussed above was reduced to $1,000,000 as the affiliated partnerships have assumed a portion of the financial institution's line of credit. The remaining $1,000,000 is guaranteed by the Partnership but the affiliated partnerships remain joint guarantors.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1996, net cash used by operating activities totaled $1,281,449. The Partnership paid management fees of $326,350 to the Managing General Partners and reimbursed related parties for operating expenses of $894,156. In addition, $25,376 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $195,777 were paid and $160,210 in interest income was received.

During the nine months ended September 30, 1996, the Partnership funded secured notes receivable totaling $208,334 to a portfolio company in the computer systems and software industry and equity investments of $4,463,764 primarily to portfolio companies in the medical, industrial/business automation, and biotechnology industries. Proceeds from sales of equity investments were $1,017,678. Repayments of convertible and secured notes receivable provided cash of $539,933. As of September 30, 1996, the Partnership was committed to fund additional investments totaling $977,294 and has outstanding guarantees up to $2,000,000 as disclosed in Note 8 to the financial statements. However, at October 31, 1996, the outstanding guarantee decreased to $1,000,000.

During the first nine months of 1996, Bolder Technologies, Inc., Conversion Technologies International, Inc., and Physiometrix, Inc., completed their initial public offerings ("IPOs"). Although the Partnership's holdings in these companies are subject to selling restrictions, the IPOs indicate potential future liquidity for these investments.

Cash and cash equivalents at September 30, 1996, were $6,397. Proceeds from investment sales and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $923,866 and $107,550 for the three months ended September 30, 1996 and 1995, respectively. The increase in net income was primarily due to increases of $432,000 and $269,555 in the changes in net unrealized fair value of secured notes receivable and equity investments, respectively, a $101,562 decrease in management fees, and a $63,763 decrease in total operating expenses. These changes were partially offset by a $92,870 decrease in total income.

The Partnership recorded an increase in the fair value of secured notes receivable of $277,000 for the quarter ended September 30, 1996, due to the reclassification of secured notes receivable to other investments as these notes had been reflected with fair values less than cost. A $155,000 decrease was recorded for the same period in 1995.

During the three months ended September 30, 1996, the increase in the fair value of equity investments of $774,890 was primarily due to increases in portfolio companies in the computer systems and software, and industrial/business automation industries, partially offset by decreases in the environmental, and medical industries. During the same period in 1995, the increase in fair value of $505,335 was primarily due to increases in the medical and communications industries.

Management fees were $97,498 and $199,060 for the three months ended September 30, 1996 and 1995, respectively. Pursuant to the Partnership Agreement, management fees decreased from two percent to one percent per annum of total Limited Partner capital contribution beginning in January of 1996.

Total operating expenses were $87,615 for the quarter ended September 30, 1996, compared to $151,378 for the same period in 1995. Such expenses were net of amounts absorbed by the Managing General Partners of $236,650 and $102,578 during the quarters ended September 30, 1996 and 1995, respectively. Had the limitation not been in effect, total operating expenses would have been $324,265 and $253,956 in the third quarters of 1996 and 1995, respectively. The increase was primarily due to higher 1996 administrative and investor services expenses which included allocable overhead costs as disclosed in the 1995 Annual Report.

Total income was $40,994 and $133,864 for the quarters ended September 30, 1996 and 1995, respectively. The decrease was mainly due to lower cash and cash equivalents balances as a result of new and follow-on investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net loss was $784,365 for the nine months ended September 30, 1996, compared to net income of $232,221 during the same period in 1995. The change was primarily due to a $1,794,453 increase in realized losses from investment write-downs, a $698,679 increase in total operating expenses, and a $356,195 decrease in total income. These changes were partially offset by a $1,243,000 increase in the change in net unrealized change in the fair value of secured notes receivable, a $304,727 decrease in management fees, and a $316,322 increase in the change in net unrealized change in fair value of equity investments.

During the nine months ended September 30, 1996, realized losses from investment write-downs of $2,434,373 mostly related to equity investments in the computer systems and software industry. In 1995, realized losses of $639,920 primarily related to portfolio companies in the retail/consumer products and communications industries.

Total operating expenses were $1,498,679 and $800,000 for the nine months ended September 30, 1996 and 1995, respectively. Such expenses were net of amounts absorbed by the Managing General Partners of $352,093 and $102,578 for the nine months ended September 30, 1996 and 1995, respectively. In addition, in 1996, $853,838 of direct Partnership expenses not subject to the limitation was returned to the Managing General Partners as disclosed in Note 4 to the financial statements. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $996,934 and $902,578 during the nine months ended September 30, 1996 and 1995, respectively. The increase was primarily due to higher 1996 administrative and investor services expenses which included allocable overhead costs.

Total income was $161,304 and $517,499 for the nine months ended
September 30, 1996 and 1995, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from new and follow-on investments.

During the nine months ended September 30, 1996, the Partnership recorded a $955,000 increase in secured notes receivable fair value.
The increase was due to the reclassification of secured notes receivable of $1,275,000 and $681,565 to equity investments and other investments, respectively, as these notes had been reflected with fair values less than cost. A $288,000 decrease was recorded for the same period in 1995.

Management fees were $292,496 and $597,223 for the nine months ended September 30, 1996 and 1995, respectively. As discussed above, management fees decreased from two percent to one percent per annum beginning in January of 1996.

During the nine months ended September 30, 1996, the increase in fair value of equity investments of $1,424,215 was primarily due to portfolio companies in the industrial/business automation, and medical industries, partially offset by decreases in the environmental, and computer systems and software industries. During the same period in 1995, the increase of $1,107,893 was partially due to portfolio companies in the microelectronics, communications, and retail/consumer products industries, partially offset by decreases in the medical industry.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1996.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 8, 1996 By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller