Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1997-03-24
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Year Ended December 31, 1996

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated January 22, 1992, forming a part of Registration Statement No. 33-31237 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on June 26, 1989 and was inactive until it commenced the sale of Units in May of 1990. The purpose of the Partnership is to make venture capital investments in emerging growth companies as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated January 22, 1992. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1996, there were 6,564 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership
            Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------


                                      For the Years Ended and As of December 31,
                             -------------------------------------------------------------------
                                 1996          1995          1994          1993          1992
                                 ----          ----          ----          ----          ----


Total interest income       	 $   177,557     620,711        943,311     1,130,936        731,451
Net operating loss            (1,796,650) (1,095,815)      (689,890)     (503,124)    (3,511,985)
Net realized gain from
  sales of equity
  investments                  2,174,495     935,950      3,209,979        65,814             --
Realized losses from
  investment write-downs      (4,049,697) (3,137,377)      (541,125)     (187,887)            --
Recoveries from investments
  previously written-off          23,922      45,248             --            --             --
Net realized gain (loss) from
 venture capital limited
 partnership investments          22,997          --             --        (3,712)        (4,657)
Net realized (loss) income    (3,624,933) (3,251,994)     1,978,964      (628,909)    (3,516,642)
Change in net unrealized
 fair value:
  Equity investments           2,019,333     765,254       (314,082)    1,933,993      1,297,036
  Secured notes receivable	       955,000    (395,000)      (443,000)      (44,000)       (73,000)
Net (loss) income               (650,600) (2,881,740)     1,221,882     1,261,084     (2,292,606)
Net realized (loss)
 income per Unit                      (9)         (8)             5            (2)           (16)
Total assets	                  29,077,479  29,698,636     32,599,849    31,415,262     30,583,609
Distributions declared                --          --             --            --        592,693
Distributions declared
 per unit (1)                         --          --             --            --              3

(1) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.



Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1996, net cash used by operating activities totaled
$1,770,131. The Partnership paid management fees of $423,849 to the Managing General Partners and reimbursed related parties for operating expenses of $1,201,708. In addition, $34,331 was paid to the Individual General
Partners as compensation for their services. Other operating expenses of $276,630 were paid. The Partnership received $166,387 in interest income.

In 1996, the Partnership issued $208,334 in secured notes receivable to a portfolio company in the computer systems and software industry. Equity investments of $4,843,447 were funded primarily to portfolio companies in the medical and industrial/business automation industries. Repayments of secured and convertible notes receivable during 1996 provided cash of $547,440. Proceeds from the sale of equity investments were $3,466,227 and distributions of $29,288 were received from venture capital limited partnership investments. At December 31, 1996, the
Partnership had commitments to fund additional investments totaling $542,294 and had an outstanding guarantee of $1,000,000 as discussed in Note 10 to the financial statements.

During 1996, Bolder Technologies Corporation, CV
Therapeutics, Inc., Conversion Technologies International,
Inc., and Physiometrix, Inc., completed their initial public offerings ("IPOs"). Although a portion of the Partnership's holdings are subject to selling restrictions, these IPOs indicate potential future liquidity for the Partnership's investments.

Cash and cash equivalents at December 31, 1996, were $1,617,085. Future proceeds from investment sales along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1996 compared to 1995
---------------------
Net loss was $650,600 in 1996, compared to $2,881,740 in 1995. The decrease in net loss was primarily due to increases of $1,350,000 and $1,254,079 in the changes in net unrealized fair value of secured notes receivable and equity investments, respectively, a $1,238,545 increase in net realized gain from sales of equity investments, and a $406,289 decrease in management fees. These changes were partially offset by a $912,320 increase in realized losses from investment write-downs, a $688,552 increase in total operating expenses and a $443,154 decrease in total interest income.

During 1996, the Partnership recorded a $955,000 increase in secured notes receivable fair value. The increase was due to the reclassification of secured notes receivable of $1,275,000 and $681,565 to equity investments and other investments, respectively, as these notes had been reflected with fair values less than cost. A $395,000 decrease was recorded in 1995.

During 1996, the increase in fair value of equity investments of $2,019,333 was primarily due to portfolio companies in the medical, computer systems and software, and communications industries, partially offset by decreases in the biotechnology and environmental industries. The 1996 increase was offset by a $1,000,000 reserve for a contingent liability as disclosed in Note 10 of the financial statements. During 1995, the increase of $765,254 was primarily due to portfolio companies in the communications, microelectronics, and retail/consumer products industries, partially offset by decreases in the medical industry.

During 1996, net realized gain from sales of equity investments of $2,174,495 was mostly due to the sales of common stock of Bolder Technologies Corporation, and TheraTx, Incorporated. During 1995, net realized gain of $935,950 was mostly due to the partial sales of common stock of UroMed Corporation and TheraTx, Incorporated.

Management fees were $389,995 and $796,284 for 1996 and 1995, respectively. As discussed in Note 4 to the financial statements, management fees decreased from two percent to one percent per annum of total Limited Partner capital contributions beginning in January of 1996.

During 1996, realized losses from investment write-downs of $4,049,697 primarily related to portfolio companies in the computer systems and software and environmental industries.
During 1995, realized losses of $3,317,377 primarily related to portfolio companies in the environmental, medical and retail/consumer products industries.

Total operating expenses were $1,549,881 and $861,329 for 1996 and 1995, respectively. As disclosed in Note 4 to the financial statements, the Partnership may not reimburse the General Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $531,571 and $770,116 were absorbed by the General Partners in 1996 and 1995, respectively. During 1996, it was determined that certain operational costs paid directly by the Partnership were not subject to the limitation. Consequently, in 1996, $853,838 of direct Partnership expenses previously absorbed by the General Partners were recognized as additional expenses.
Also disclosed in Note 4, 1995 expenses included expenses of $453,884 not previously recognized by the Partnership of which $316,543 related to prior years. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,227,614 and $1,314,902 in 1996 and 1995, respectively.

Total interest income was $177,557 and $620,711 for 1996 and 1995, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from new and follow-on investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1995 compared to 1994
---------------------
Net loss was $2,881,740 in 1995 compared to a net income of $1,221,882 in 1994. The decrease was primarily due to a $2,274,029 decrease in net realized gain from sales of equity investments, a $2,596,252 increase in realized losses from investment write-downs and a $322,600 decrease in interest income. These changes were partially offset by a $1,079,336 increase in the change in net unrealized fair value of equity investments.

Net realized gain from sales of equity investments of $935,950 for 1995 related to the partial sales of UroMed
Corporation and TheraTx, Incorporated.  During 1994
$3,209,979 in net realized gain related to the sales of TheraTx, Incorporated, UroMed Corporation, Erox
Corporation, and Orthologic Corporation.

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

Total operating expenses were $861,329 and $800,000 in 1995 and 1994, respectively. Pursuant to the Partnership
Agreement, the Partnership may not reimburse the General
Partners for expenses that aggregate more than 2% of total
Limited Partner capital contributions. As a result, operating expenses of $770,116 and $287,129 were absorbed by the General Partners in 1995 and 1994, respectively. In addition, as disclosed above, 1995 operating expenses included additional administrative and investor services expenses of $453,884 of which $61,329 related to a prior year in which the limitation was not in effect. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses in 1995 and 1994 would have been $1,314,902 and $1,179,542, respectively. The increase of $135,360 was primarily due to higher investment operations and administrative and investor services expenses resulting from higher overall portfolio activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General
Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The
Managing General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4,
1995, forming a part of the May 3, 1993 Pre-Effective
Amendment No. 3 to the Form N-2 Registration Statement No.
33-54002 dated October 30, 1992 which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred $389,995 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1996. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General
Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Individual
General Partners and related expenses.  For the year ended
December 31, 1996, $34,331 of such fees were incurred.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1996
                    and 1995
                  Statements of Operations for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

         (c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



San Francisco, California                /S/KPMG Peat Marwick LLP
March 21, 1997

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1996          1995
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
    $21,000,400 and $20,607,017
    for 1996 and 1995, respectively)     $26,701,934  24,289,218
  Secured notes receivable, net
    (cost basis of $29,142 and
    $1,954,572 for 1996 and 1995,
    respectively)                             29,142     999,572
  Other investments (cost basis of           664,299          --
    $664,299 for 1996)                    ----------  ----------

       Total investments                  27,395,375  25,288,790

Cash and cash equivalents                  1,617,085   4,396,042

Other assets                                  65,019      13,804
                                          ----------  ----------

         Total                           $29,077,479  29,698,636
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    37,117      25,950

Due to related parties                        59,246      40,970

                                          ----------  ----------

    Total liabilities                         96,363      66,920

Commitments, contingencies and
 subsequent events
  (Notes 4, 6 and 10)

Partners' capital:
  Limited Partners
    (Units outstanding of
    400,000 in both 1996 and 1995)        23,337,188  26,925,872
  General Partners                           (57,606)    (21,357)
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                     5,701,534   3,682,201
    Secured notes receivable                      --    (955,000)
                                          ----------  ----------

    Total partners' capital               28,981,116  29,631,716
                                          ----------  ----------

      Total                              $29,077,479  29,698,636
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                 For the Years Ended December 31,
                               ----------------------------------
                                1996          1995        1994
                                ----          ----        ----

Interest Income:
  Secured notes
   receivable               $  106,108      106,723      385,438
  Short-term investments        71,449      513,988      557,873
                             ---------    ---------    ---------

     Total interest income     177,557      620,711      943,311

Costs and expenses:
  Management fees              389,995      796,284      796,201
  Individual General Partners'
   compensation                 34,331       51,913       30,000
  Amortization of
   organizational costs             --        7,000        7,000
  Operating expenses:
    Administrative and
      investor services        466,439      874,536      461,546
    Investment operations      487,139      551,937      457,622
    Professional fees          113,891       81,538       62,666
    Computer services          160,145      123,434      105,295
    Expenses absorbed by
     General Partners         (531,571)    (770,116)    (287,129)
    Expenses previously
     absorbed by General
     Partners                  853,838           --           --
                             ---------    ---------    ---------

      Total operating
       expenses              1,549,881      861,329      800,000
                             ---------    ---------    ---------

  Total costs and expenses   1,974,207    1,716,526    1,633,201
                             ---------    ---------    ---------

Net operating loss          (1,796,650)  (1,095,815)    (689,890)

  Net realized gain from
   sales of equity
   investments               2,174,495      935,950    3,209,979
  Realized losses from
   investment write-downs   (4,049,697)  (3,137,377)    (541,125)
  Recoveries from
   investments previously
   written off                  23,922       45,248           --
  Net realized gain from
   venture capital limited
   partnership investments      22,997           --           --
                             ---------    ---------    ---------
Net realized (loss) income  (3,624,933)  (3,251,994)   1,978,964

Change in net unrealized
  fair value:
  Equity investments         2,019,333      765,254     (314,082)
  Secured notes receivable     955,000     (395,000)    (443,000)
                             ---------    ---------    ---------

Net (loss) income          $  (650,600)  (2,881,740)   1,221,882
                             =========    =========    =========

Net realized (loss) income
  per Unit                 $        (9)          (8)           5
                             =========    =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1996, 1995 and 1994:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited     General    Equity    Secured Notes
                             Partners   Partners  Investments   Receivable       Total
                             --------   --------  -----------  -------------     -----


Partners' capital,
 December 31, 1993        $28,216,611    (39,066)   3,231,029    (117,000)   31,291,574

Net realized income         1,928,735     50,229           --          --     1,978,964

Change in net unrealized
 fair value:
  Equity investments               --         --     (314,082)         --      (314,082)
  Secured notes receivable         --         --           --    (443,000)     (443,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1994         30,145,346     11,163    2,916,947    (560,000)   32,513,456

Net realized loss          (3,219,474)   (32,520)          --          --    (3,251,994)

Change in net unrealized
 fair value:
  Equity investments               --         --      765,254          --       765,254
  Secured notes receivable         --         --           --    (395,000)     (395,000)
                           ----------   --------    ---------    --------    ----------

Partners' capital,
 December 31, 1995         26,925,872    (21,357)   3,682,201    (955,000)   29,631,716

Net realized loss          (3,588,684)   (36,249)          --          --    (3,624,933)

Change in net unrealized
 fair value:
  Equity investments               --         --    2,019,333          --     2,019,333
  Secured notes receivable         --         --           --     955,000       955,000
                           ----------   --------    ---------    --------    ----------
Partners' capital,
 December 31, 1996        $23,337,188    (57,606)   5,701,534          --    28,981,116
                           ==========   ========    =========    ========    ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1996           1995         1994
                               ----           ----         ----


Cash flows from operating
 activities:
  Interest received          $   166,387     620,712     903,296
  Cash paid to vendors          (276,630)   (231,037)   (246,871)
  Cash paid to related
   parties                    (1,659,888) (1,495,100) (1,399,806)
                               ---------  ----------  ----------
    Net cash used by
     operating activities     (1,770,131) (1,105,425)   (743,381)
                               ---------  ----------  ----------

Cash flows from investing
 activities:
  Secured notes receivable
    issued                      (208,334) (1,066,666)   (128,812)
  Purchase of equity
   investments                (4,843,447) (7,414,638) (8,513,620)
  Repayment of secured and
   convertible notes
   receivable                    547,440     588,817   1,247,037
  Proceeds from sales of
    investments                3,466,227   2,022,421   3,287,569
  Distributions from venture
   capital limited partnership
   investments                    29,288          --      35,451
                               ---------  ----------  ----------
    Net cash used by
     investing activities     (1,008,826) (5,870,066) (4,072,375)
                               ---------  ----------  ----------

Net decrease in cash
 and cash equivalents         (2,778,957) (6,975,491) (4,815,756)

Cash and cash equivalents
 at beginning of year          4,396,042  11,371,533  16,187,289
                               ---------  ----------  ----------

Cash and cash equivalents
 at end of year              $ 1,617,085   4,396,042  11,371,533
                               =========  ==========  ==========


See accompanying notes to financial statements.

-----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1996         1995          1994
                               ----         ----          ----



Reconciliation of net
 (loss) income to net cash
 used by operating activities:

Net (loss) income           $  (650,600)  (2,881,740)   1,221,882

Adjustments to reconcile
 net (loss) income to net
 cash used by operating
 activities:
  Amortization of
   organizational costs              --        7,000        7,000
  Change in net unrealized
    fair value:
      Equity investments     (2,019,333)    (765,254)     314,082
      Secured notes
       receivable              (955,000)     395,000      443,000
  Realized losses from
   investment write-downs     4,049,697    3,137,377      541,125
  Net realized gain from
   sales of equity
   investments               (2,174,495)    (935,950)  (3,209,979)
  Net realized gain from
   venture capital limited
   partnership investments      (22,997)          --           --
  Recoveries from investments
   previously written off       (23,922)     (45,248)          --
  Other, net                     (1,867)      (5,992)     (11,072)

Changes in:
   Accrued interest on
    convertible and secured
    notes                        (9,303)       5,993      (28,943)
   Other assets                   8,996        3,710       16,819
   Accounts payable and
    accrued expenses             10,417       (3,801)     (16,826)
   Due to/from related
    parties                      18,276      (14,811)     (18,148)
   Other liabilities                 --       (1,709)      (2,321)
                              ---------    ---------    ---------

Net cash used by operating
 activities                 $(1,770,131)  (1,105,425)    (743,381)
                              =========    =========    =========
Non-cash investing
 activities:

Reclassification of secured
 notes to equity investments
(subordinated notes
 receivable)                $ 1,275,000           --           --
                              =========    =========    =========

Reclassification of secured
 notes to other investments $   681,565           --           --
                              =========    =========    =========

Common stock recovered
 from equity investment
 previously written off     $        --       45,248           --
                              =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three Individual General Partners.

The Partnership offering commenced in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership Agreement provides that the Partnership will continue until December 31, 1998, unless further extended for up to two additional two-year periods from such date if the Managing General Partners so determine or unless sooner dissolved.

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

The financial statements included marketable and non-marketable investments of $27,395,375 and $25,288,790 (95% and 85% of partners'
capital) as of December 31, 1996 and 1995. For the non-marketable investments, the Managing General Partners have estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investment existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of up to 33% in determining fair value as discussed below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments, and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
--------------------

Organizational costs of $35,000 are amortized over 60 months using the straight-line method.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $21,029,542 by $2,397,762 as of December 31, 1996.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding (400,000) at December 31, 1996, 1995 and 1994 into total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

In accordance with generally accepted accounting principles, the Partnership's method of accounting for investments is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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

In conjunction with the secured notes issued to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partners to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

     Other Investments
     -----------------

At times, the Partnership may receive other assets in satisfaction of secured notes receivable or equity investments in portfolio companies. When the asset is received, existing investment balances in excess of the estimated fair value of the asset received are written off.

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercise of warrants, the Partnership recorded net realized gains of $4,030 and $156,494 in 1996 and 1994, respectively, as a result of the underlying stock prices at the date of exercise. These amounts are included in net realized gain from sales of equity investments. During 1995, there were no such transactions.

2.  Financing of Partnership Operations
    -------------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                For the Years Ended December 31,
                                --------------------------------
                                  1996        1995        1994
                                  ----        ----        ----

(Decrease)increase in
 fair value from
 cost of marketable
 equity securities           $ (778,613)      487,551    1,465,476

Increase in fair value from
 cost of non-marketable
 equity securities            6,480,147     3,194,650    1,451,471
                              ---------     ---------    ---------

  Net unrealized fair
   value increase from
   cost at end of year        5,701,534     3,682,201    2,916,947

  Net unrealized fair
   value increase from
   cost at beginning of year  3,682,201     2,916,947    3,231,029
                              ---------     ---------    ---------

Change in net unrealized
 fair value of equity
 investments                 $2,019,333       765,254     (314,082)
                              =========     =========    =========

4.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1996,
1995 and 1994, related party costs were as follows:


                             1996           1995            1994
                             ----           ----            ----


Management fees            $ 389,995       796,284       796,201
Individual General
 Partners' compensation       34,331        51,913        30,000
Amortization of organi-
 zational costs                   --         7,000         7,000
Reimbursable operating
 expenses:
  Administrative and
   investor services         341,641       758,167       308,321
  Investment operations      429,785       520,607       428,970
  Computer services          160,145       123,434       105,295
Expenses absorbed by
 General Partners           (531,571)     (770,116)     (287,129)
Expenses previously
 absorbed by General
 Partners                    853,838            --            --


Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, beginning January 2, 1996, management fees changed from two percent to one percent per annum of adjusted Capital contributions. Such amounts due to related parties were $32,500 and $66,354 at December 31, 1996 and 1995, respectively.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. At December 31, 1996, amounts due to related parties related to such expenses were $26,746 compared to $25,384 due from related parties at December 31, 1995. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services expenses of $453,884 that was not previously recognized by the Partnership; however, during 1995, $392,555 of this amount was absorbed by the Managing General Partners. The $453,884 consisted of $137,341, $92,413 and $224,130 for 1995, 1994 and prior years, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions in 1996 and 2% in prior years. During 1996, it was determined that certain operational costs paid directly by the Partnership were not subject to this limitation; consequently, $853,838 was reimbursed to the Managing General Partners. In 1996, 1995 and 1994, operating expenses incurred by the Managing General Partners exceeded the limitation by $531,571, $770,116 and $287,129, respectively, resulting in these amounts being absorbed by the Managing General Partners.

Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,227,614, $1,314,902 and 1,179,542 for 1996, 1995, and 1994,
respectively.

During 1996, the Managing General Partners provided cash advances totaling $984,521 to fund Partnership operations. Interest of $7,267, calculated at the prevailing prime rate, was incurred. All advances including accrued interest were repaid prior to year end.

As compensation for their services, the Individual General Partners each receives $6,000 annually, plus $1,000 for each attended meeting of the Individual General Partners and related expenses. Two of the three Individual General Partners each own 20 Units and the third owns 70 Units.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1996, the Partnership had an indirect interest in non-transferable Conversion Technologies International, Inc., options at an exercise price higher than the current market value.

In 1996 and 1995, TFL had a sublease rental agreement with a Partnership portfolio company in the medical industry. The terms of this agreement was similar to those which would apply to an unrelated party.

5.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

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

(b) Losses:

(i) First, to the partners as necessary to offset the net profits previously allocated to the partners under
(a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profit thereafter, otherwise allocable to those Limited Partners, is allocated to the Managing General Partners to the extent of such losses. For allocation purposes, the Units held by the Individual General Partners will be treated as Units held by Limited Partners.

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



6.  Equity Investments
    ------------------

At December 31, 1996 and 1995, equity investments consisted of:


                                                       December 31, 1996    December 31, 1995
                                          Principal   ------------------    -----------------
                             Investment   Amount or   Cost        Fair       Cost      Fair
Industry/Company  Position      Date       Shares     Basis       Value      Basis     Value
----------------  --------      ----       ------     -----       -----      -----     -----


Biomedical
----------
Arcturus         Common
 Pharmaceutical  share
 Corporation     warrant
                 at $3.62;
                 expiring
                 08/97          08/92        16,549 $        0          0          0          0
Arris            Common
 Pharmaceuticals,shares
 Inc.                           12/95        37,855    500,000    520,052    500,000    400,317
Redcell, Inc.    Series B
                 Preferred
                 shares         12/94       797,872    750,000    750,000    750,000    750,000
Redcell, Inc.    Convertible
                 note (1)       02/96      $179,932    192,563    192,563         --         --
Redcell, Inc.    Series C
                 Preferred
                 share warrant
                 exercise price to          $26,990
                 be determined;             aggregate
                 expiring                   purchase
                 02/01          02/96       price            0          0         --         --
Redcell, Inc.    Convertible
                 note (1)       07/96       $17,993     18,673     18,673         --         --
Redcell, Inc.    Series C
                 Preferred
                 Share warrant
                 exercise
                 price to be                $2,699
                 determined;                aggregate
                 expiring                   purchase
                 07/01          07/96       price            0          0         --         --

Biotechnology
-------------
CV Therapeutics, Series D
 Inc.            Preferred
                 shares         03/94       625,000         --         --  1,250,000  1,250,000
CV Therapeutics, Series E
 Inc.            Preferred
                 shares         09/95        64,000         --         --    126,720    126,720
CV Therapeutics, Series E
 Inc.            Preferred
                 share warrant
                 at $2.00;
                 expiring
                 09/00          09/95        32,000         --         --      1,280      1,280
CV Therapeutics, Common
 Inc.            share
                 warrant
                 at $20.00;
                 expiring
                 09/00          11/96         3,200      1,280          0         --         --
CV Therapeutics, Common
 Inc.            Shares         11/96        68,900  1,376,720    333,304         --         --
Molecular        Series B
 Geriatrics      Preferred
 Corporation     shares         09/93       500,000         --         --    250,000    250,000
Molecular        Common
 Geriatrics      shares
 Corporation                    01/96        47,170    250,000     94,340         --         --
Prolinx, Inc.    Series A
                 Preferred
                 shares         05/95       328,929    328,929    328,929    328,929    328,929
Prolinx, Inc.    Series A
                 Preferred
                 shares         12/95       342,071    342,071    342,071    342,071    342,071
Prolinx, Inc.    Series A
                 Preferred
                 shares         09/96       429,000    429,000    429,000         --         --

Communications
--------------
Coded            Common
 Communications  shares
 Corporation                    04/93       145,454         --         --    149,818    143,999
NetChannel, Inc. Series B
                 Preferred
                 shares         10/96        22,727     24,750     24,750         --         --
NetChannel, Inc. Series B
                 Preferred
                 share warrant
                 at $1.10;
                 expiring
                 10/99          10/96        22,727        250        250         --         --
Positive         Series E
 Communications, Preferred
 Inc.            shares         09/94       285,714  1,000,000  1,214,285  1,000,000  1,214,285
Positive         Series G
 Communications, Preferred
 Inc.            shares         08/95        17,885     76,011     76,011     76,011     76,011
Positive         Convertible
 Communications, note (1)
 Inc.                           03/96       $63,047     66,942     66,942         --         --
Positive         Common
 Communications, share
 Inc.            warrant
                 at $.50;
                 expiring
                 03/01          03/96         3,709          4     13,909         --         --
Positive         Convertible
 Communications, note (1)
 Inc.                           10/96       $47,065     47,870     47,870         --         --
Positive         Common
 Communications, share
 Inc.            warrant
                 at $0.50;
                 expiring
                 10/01          10/96         5,537          6     20,764         --         --
UT Starcom, Inc. Common
 (formerly       share
 Unitech         warrant
 Telecom, Inc.)  at $.6875;
                 expiring
                 05/99          03/95       145,456          0    900,736          0    502,187
UT Starcom, Inc. Series A
 (formerly       Preferred
 Unitech         shares
 Telecom, Inc.)                 03/95       187,500    375,000  1,290,000    375,000    776,250
Wire Networks,   Series A
 Inc.            Preferred
                 shares         02/96        78,553    106,047    106,047         --         --
Wire Networks,   Series B
 Inc.            Preferred
                 shares         02/96        95,980    215,955    215,955         --         --
Wire Networks,   Convertible
 Inc.            note (1)       11/96        $7,917      7,990      7,990         --         --

Computer Systems and Software
-----------------------------
Ascent Logic     Common
 Corporation     share
                 warrant
                 at $.94;
                 expiring
                 03/97          03/92        31,915      2,500          0      2,500          0
Ascent Logic     Series C
 Corporation     Preferred
                 shares         10/92       425,532    396,000    148,936    396,000    148,936
Informix         Common
 Software, Inc.  shares         03/96         1,534     51,773     32,329         --         --
Lynk Systems,    Common
 Inc.            share
                 warrant
                 at $0.33;
                 expiring
                 07/98          07/93       105,000      3,500    369,600      3,500    140,700
Pilot Network    Series D
 Services, Inc.  Preferred
                 shares         03/95       371,557    650,225  1,486,228    650,225    650,225
Pilot Network    Series E
 Services, Inc.  Preferred
                 shares         07/96        73,970    295,880    295,880         --         --
Velocity         Series A
 Incorporated    Preferred
                 shares         10/94    12,572,652          0          0  2,068,674  2,068,674
Velocity         Common
 Incorporated    share
                 warrant
                 at $1.00;
                 expiring
                 03/00          03/95        25,000          0          0          0          0
Velocity         Subordinated   08/95-
 Incorporated    notes (1)      10/95      $250,000          0          0    250,000    250,000
Velocity         Subordinated   11/95-
 Incorporated    notes (1)      09/96    $1,296,650          0          0         --         --

Environmental
-------------
Conversion       Series A
 Technologies    Preferred
 International,  shares
 Inc.                           05/95       600,000         --         --  1,500,000  1,500,000
Conversion       Series A
 Technologies    Preferred
 International,  share warrant
 Inc.            at $3.00;
                 expiring
                 05/00          05/95        82,969         --         --          0          0
Conversion       Convertible
 Technologies    note (1)
 International,                 09/95-
 Inc.                           11/95      $187,500         --         --    190,011    190,011
Conversion       Common share
 Technologies    warrant
 International,  at $4.00;      12/98 -
 Inc.            expiring       12/95        93,750         --         --          0          0
Conversion       Common
 Technologies    shares
 International,
 Inc.                           05/96       207,547  1,500,000    357,085         --         --
Conversion       Class A
 Technologies    warrant
 International,  at $5.85;      05/01 -
 Inc.            expiring       05/96        93,750          0          0         --         --
Conversion       Common share
 Technologies    warrant
 International,  at $5.28;
 Inc.            expiring 05/00
                 51,884 in
                 total, fully
                 vested in
                 01/98          05/96        38,184          0          0         --         --
Naiad            Series A
Technologies,Inc.Preferred
(formerly TMC,   shares
 Inc.)                          12/95        50,000     25,000    100,000     25,000     25,000
Naiad            Series B
Technologies,Inc.Preferred
(formerly TMC,   shares
 Inc.)                          11/96        15,102     30,204     30,204         --         --
SRG Products     Series C
 Corporation     Preferred
                 shares         09/93     6,666,667         --         --          0          0
SRG Products     Convertible
 Corporation     note (1)       07/94       $56,880          0          0     63,465     63,465
SRG Products     Convertible
 Corporation     note (1)       09/94      $116,261          0          0    128,507    128,507
SRG Products     Convertible
 Corporation     note (1)       01/95        $5,101          0          0      5,488      5,488
SRG Products     Common share
 Corporation     warrant at
                 $.0526;        03/05 -
                 expiring       03/95     1,389,302         --         --          0          0
SRG Products     Subordinated
 Corporation     note (1)       04/95       $56,880     57,271     57,271     60,656     60,656
SRG Products     Subordinated
 Corporation     note (1)       06/95      $122,547          0          0    137,743    137,743
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring       11/92-
                 11/97-02/98    02/93        25,269         --         --          0          0
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring
                 11/99          02/93         1,710         --         --          0          0
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring
                 11/99          04/94        10,263         --         --          0          0
Transphase       Common
 Systems, Inc.   share
                 warrant
                 at $12.57;
                 expiring
                 11/99          11/94         1,710         --         --          0          0

Industrial/Business Automation
------------------------------
Avalon Imaging,  Redeemable
 Inc.            Series A
                 Preferred
                 shares         12/94       144,509    250,001    433,527    250,001    250,001
Avalon Imaging,  Redeemable
 Inc.            Series B
                 Preferred      02/96&
                 shares         06/96       166,667    500,001    500,001         --         --
Avalon Imaging,  Common
 Inc.            shares         04/96       125,000    250,000    250,000         --         --
Bolder           Series C
 Technologies    Preferred
 Corporation     shares         09/94       250,000         --         --    500,000  1,000,000
Bolder           Series B
 Technologies    Preferred
 Corporation     shares         10/94        50,001         --         --     50,001    200,004
Bolder           Common
 Technologies    share
 Corporation     warrant
                 at $0.50;
                 expiring
                 03/00          03/95         8,694         --         --         87     30,429
Bolder           Series C
 Technologies    Preferred
 Corporation     shares         05/95           810         --         --      1,622      3,240
Bolder           Series D
 Technologies    Preferred
 Corporation     shares         05/95        17,366         --         --     69,467     69,464
Bolder           Common
 Technologies    shares
 Corporation                    05/96        57,499    145,207    960,981         --         --
Portable         Series A
 Energy          Preferred
 Products, Inc.  shares         06/95     1,100,000  1,100,000  1,100,000  1,100,000  1,100,000
Portable         Convertible
 Energy          note (1)
 Products, Inc.                 10/96      $202,508    205,388    205,388         --         --
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 09/01          10/96       155,804          0          0         --         --
Portable         Series A
 Energy          Preferred
 Products, Inc.  share
                 warrant
                 at $0.10;
                 expiring
                 09/01          10/96       186,816          0    168,134         --         --

Medical
-------
Acusphere, Inc.  Series B
                 Preferred
                 shares         05/95       250,000    400,000    535,000    400,000    400,000
Acusphere, Inc.  Series C
                 Preferred
                 shares         05/96        23,364     49,999     49,999         --         --
ADESSO Specialty Series A
 Services        Preferred
 Organization,   shares
 Inc.                           07/95       400,000    400,000  1,300,000    400,000    400,000
ADESSO Specialty Series B
 Services        Preferred
 Organization,   shares
 Inc.                           03/96       369,231  1,200,001  1,200,001         --         --
ADESSO Specialty Series A
 Services        Preferred
 Organization,   share warrant
 Inc.            at $1.00;
                 expiring
                 03/01          03/96        68,704          0    154,584         --         --
Biex, Inc.       Series A
                 Preferred
                 shares         07/93       128,205     83,333    192,308     83,333    128,205
Biex, Inc.       Series B
                 Preferred
                 shares         10/94        63,907     63,907     95,861     63,907     63,907
Biex, Inc.       Series B
                 Preferred
                 share warrant
                 at $1.00;
                 expiring
                 10/99          10/94        23,540          8     11,770          8          0
Biex, Inc.       Series C
                 Preferred
                 shares         06/95        83,334     83,334    125,001     83,334     83,334
Biex, Inc.       Series C
                 Preferred
                 shares         12/95        83,333     83,333    125,000     83,333     83,333
Biex, Inc.       Series C
                 Preferred
                 shares         04/96        83,333     83,333    125,000         --         --
Biex, Inc.       Series D
                 Preferred
                 shares         08/96       111,115    166,673    166,673         --         --
CareCentric      Series A
 Solutions, Inc. Preferred
                 shares         10/95       166,667    250,000    283,333    250,000    250,000
CareCentric      Series B
 Solutions, Inc. Preferred
                 shares         09/96        12,794     21,750     21,750         --         --
Circadian, Inc.  Series A
                 Preferred
                 shares         12/92       500,000         --         --          0          0
Circadian, Inc.  Series B
                 Preferred
                 shares         12/93        21,333         --         --          0          0
Circadian, Inc.  Convertible    09/95 &
                 notes (1)      11/95      $141,980         --         --          0          0
Circadian, Inc.  Series C
                 Preferred
                 share warrant
                 at $0.10
                 expiring
                 12/99          11/95     1,419,794         --         --          0          0
Endocare, Inc.   Common
                 shares         08/96           250        750        603         --         --
Endocare, Inc.   Common
                 share
                 warrant
                 at $3.00;
                 expiring
                 08/01          08/96         3,750          0      1,508         --         --
Endocare, Inc.   Convertible
                 note (1)       08/96       $18,750     19,817     19,817         --         --
Endovascular     Common
 Technologies    shares         12/96           647      5,904      6,066         --         --
Graham-Field     Common
 Health Products,shares
 Inc. (formerly
 Everest &
 Jennings
 International,
 Ltd.)                          01/94       592,720         --         --    637,516    325,994
Intella          Common
Interventional   shares
Systems, Inc.
(formerly
 Intelliwire,
 Inc.)                          02/93         8,715        436     13,944        436      6,536
Intella          Series A
Interventional   Preferred
Systems, Inc.    shares
(formerly
 Intelliwire,
 Inc.)                          02/93         4,358      2,179      6,973      2,179      3,269
Megabios Corp.   Series C
                 Preferred
                 shares         09/94       579,375    750,001  1,448,438    750,001    750,001
Megabios Corp.   Series C
                 Preferred
                 shares         12/94       173,812    225,000    434,530    225,000    225,000
Megabios Corp.   Series C
                 Preferred
                 shares         07/95       150,637    195,000    376,593    195,000    195,000
Oxford           Common
 GlycoSystems    shares
 Group PLC                      08/93       533,867    999,927    464,464    999,927    427,094
Periodontix,     Series A
 Inc.            Preferred
                 shares         12/93       150,000    150,000    300,000    150,000    150,000
Periodontix,     Series B
 Inc.            Preferred
                 shares         02/96       100,500    201,000    201,000         --         --
Pharmadigm       Series A
 Biosciences,    Preferred
 Inc. (formerly  shares
 Paradigm
 Biosciences,
 Inc.)                          04/93       322,581    396,000    645,162    396,000    396,000
Pharmadigm       Series A
 Biosciences,    Preferred
 Inc. (formerly  shares
 Paradigm
 Biosciences,
 Inc.)                          12/94       215,054    270,667    430,108    270,667    270,667
Pharmadigm       Convertible
 Biosciences,    note (1)
 Inc. (formerly
 Paradigm
 Biosciences,
 Inc.)                          10/95      $102,500         --         --    104,544    104,544
Pharmadigm       Series B
 Biosciences,    Preferred
 Inc. (formerly  share warrant
 Paradigm        at $2.50;
 Biosciences,    expiring
 Inc.)           10/00          10/95        10,250          0          0          0          0
Pharmadigm       Series B
 Biosciences,    Preferred
 Inc. (formerly  share warrant
 Paradigm        at $2.00;
 Biosciences,    expiring
 Inc.)           02/01          02/96        10,833          0          0         --         --
Pharmadigm       Series B
 Biosciences,    Preferred
 Inc. (formerly  shares
 Paradigm
 Biosciences,
 Inc.)                          05/96       137,778    275,556    275,556         --         --
Pharmos          Common
 Corporation     shares         04/95        60,331     45,248     85,790     45,248     88,083
PHERIN           Series B
 Corporation     Preferred
                 shares         08/91       200,000    200,000    400,000    200,000    200,000
Physiometrix,    Common
 Inc.            share
                 warrant
                 at $1,750;
                 expiring
                 06/97          06/92            16         --         --          0          0
Physiometrix,    Common         01/94 &
 Inc.            shares         05/94           337         --         --    375,054      1,685
Physiometrix,    Series D
 Inc.            Preferred      01/94 &
                 shares         02/94       338,151         --         --    114,971  1,690,755
Physiometrix,    Common
 Inc.            share warrant
                 at $6.60;
                 expiring
                 06/01          04/96        13,525        179          0         --         --
Physiometrix,    Common
 Inc.            shares         04/96       287,021    668,557  1,112,577         --         --
R2 Technology,   Series A-1
 Inc.            Preferred
                 shares         05/94       400,000    400,000    736,000    400,000    400,000
R2 Technology,   Convertible
 Inc.            note (1)       11/95      $133,334         --         --    135,044    135,044
R2 Technology,   Series B
 Inc.            Preferred
                 share warrant
                 at $2.00;
                 expiring
                 11/00          11/95         9,667          0          0          0          0
R2 Technology,   Series B-1
 Inc.            Preferred
                 shares         03/96        68,541    137,080    137,080         --         --
TheraTx,         Common
 Incorporated    shares (2)     06/94        70,042         --         --    105,063    867,120

Microelectronics
----------------
Tessera, Inc.    Common
                 share
                 warrant
                 at $.73;
                 expiring
                 04/97          04/92        72,754      3,500     82,940      3,500     82,940
Tessera, Inc.    Series B
                 Preferred
                 shares         05/92       666,666    500,000  1,246,665    500,000  1,246,665

Retail/Consumer Products
------------------------
PETsMART, Inc.   Common
                 shares         12/95           454         --         --     14,528     13,756
YES!             Common
 Entertainment   shares
 Corporation                    06/95        55,555    166,665    279,706    166,665    271,247

Venture Capital Limited Partnership Investments
-----------------------------------------------
Colorado Venture Ltd.
 Management      Partnership
 Equity Fund IV  interests      various    $150,000    150,000    132,851    150,000    129,588
El Dorado        Ltd.
 Ventures III    Partnership
                 interests      various    $225,000    187,460    224,122    149,960    189,689
OW & W Pacrim    Ltd.
 Investments     Partnership
 Limited         interests      various    $250,000    250,000    250,000    250,000    247,508
Spectrum Equity  Ltd.
 Investors       Partnership
                 interests      various    $330,525    330,144    448,612    200,144    186,761
Trinity Ventures Ltd.
  IV, L.P.       Partnership
                 interests      various    $142,192     10,648     64,544     98,879     90,901
                                                    ---------- ---------- ---------- ----------

                                                   $21,000,400 27,701,934 20,607,017 24,289,218
Reserve for unrealized loss
 from contingent liability (3)                              -- (1,000,000)        --         --
                                                    ---------- ---------- ---------- ----------
Total equity investments                            21,000,400 26,701,934 20,607,017 24,289,218
                                                    ========== ========== ========== ==========
--  No investment held at end of period.
 0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.  Interest rates on such notes range from 8% to 18%.
(2) Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.
(3) Refer to Note 10, Commitments and Contingencies, for information regarding reserve for contingent liability.



Marketable Equity Securities
----------------------------

At December 31, 1996, and 1995, marketable equity securities had aggregate costs of $4,423,550 and $937,645, respectively, and aggregate market values of $3,644,937 and $1,425,196, respectively. The net unrealized (loss) gain at December 31, 1996 and 1995, included gross gains of $1,428,442 and $804,892, respectively.

Acusphere, Inc.
---------------

In May of 1996, the Partnership made an additional investment in the company by purchasing 23,364 Series C Preferred shares for $49,999. The pricing of this round, in which third parties participated, indicated a fair value increase of $135,000 for the Partnership's existing investment.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In early 1996, the Partnership funded $450,000 in convertible notes to the company and received a warrant to purchase 68,704 Series A Preferred shares at $1.00 per share. Then in March of 1996, the Partnership made an additional investment in the company by purchasing 369,231 Series B Preferred shares for $1,200,001. The purchase price included $925,185 in cash and the conversion of $274,816 in principal from the notes discussed above. The remaining principal of $175,184, including interest, was repaid in 1996. The pricing of this Series B financing round indicated a fair value increase of $1,054,584 for the Partnership's existing investment.

Avalon Imaging, Inc.
--------------------

During the first half of 1996, the Partnership made additional investments in the company by purchasing 166,667 Redeemable Series B Preferred shares for $500,001. The pricing of this round of financing, in which third parties participated, indicated an increase in fair value of $183,526 for the Partnership's existing investment. The Partnership also purchased 125,000 common shares for $250,000 in April of 1996.

Biex, Inc.
----------

In April of 1996, the Partnership purchased an additional 83,333 Series C Preferred shares for $83,333. Then in August of 1996, the Partnership purchased 111,115 Series D Preferred shares for $166,673. The pricing of the Series D financing round, in which third parties participated, indicated an increase in the change in fair value of $232,828 for the Partnership's existing investments.

Bolder Technologies Corporation
-------------------------------

In May of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's preferred share investments being converted into 212,117 common shares. In addition, the Partnership exercised its common share warrant without cash and received 5,382 common shares and realized a gain of $4,030. In November of 1996, the Partnership sold 160,000 common shares for total proceeds of $2,215,875 and realized a gain of $1,735,875.

At December 31, 1996, the Partnership recorded an increase in the change in fair value of $133,814. The change included a decrease of $480,000 due to the sales mentioned above, which was more than offset by an increase in market price at December 31, 1996, for its remaining unrestricted shares.

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

Coded Communications Corporation
--------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in the value of the Partnership's investment. As a result, the Partnership wrote down its investment by $77,091. In December of 1996, the Partnership sold its holdings for $56,580 and realized a loss on sale of $16,147.

Conversion Technologies International, Inc.
-------------------------------------------

In May of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Series A Preferred shares, Series A Preferred warrant and common share warrant being converted into 207,547 common shares, a warrant to purchase 51,884 common shares, and 93,750 Class A warrants, respectively. The convertible note with a principal balance of $187,500, including accrued interest, was repaid in full. At December 31, 1996, the Partnership recorded a decrease in the change in fair value of $1,142,915 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

CV Therapeutics, Inc.
---------------------

In November of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Preferred shares being converted into 68,900 common shares. The Partnership's Preferred share warrant was also converted into a common share warrant.

At December 31, 1996, the Partnership recorded a decrease in the change in fair value of $1,044,696 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for the restricted securities.

Endocare, Inc.
--------------

In August of 1996, the Partnership issued $18,750 in convertible notes receivable to the company and received a warrant to purchase 3,750 common shares. The Partnership also received 250 common shares of Endocare, Inc., in lieu of loan fees. At December 31, 1996, the Partnership recorded an increase in the change in fair value of $1,361 to reflect the publicly-traded market price of its common stock and warrant investments; the fair value of which was adjusted to reflect a discount for restricted securities.

Graham-Field Health Products, Inc. (formerly Everest & Jennings
---------------------------------------------------------------
International, Ltd.)
--------------------

In November of 1996, Everest & Jennings International, Ltd. (E&J) was acquired by Graham-Field Health Products, Inc. (GFI). The Partnership's 592,720 E&J common shares were converted into 20,744 common shares of GFI. These shares were then sold in December of 1996 for total proceeds of $179,127 and a realized loss of $458,389. $60,211 of the sales price was an unsettled trade at December 31, 1996, and was included in "Other Assets" on the Balance Sheet.

Megabios Corp.
--------------

During the fourth quarter of 1996, the company closed a Series E Preferred share round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated an increase in the fair value of $1,089,560 for the Partnership's existing investment.

Lynk Systems, Inc.
------------------

During the fourth quarter of 1996, the company closed a Series D Preferred share round of financing in which the Partnership did not participate. The pricing of this round indicated a fair value increase of $228,900 for the Partnership's existing investment.

Molecular Geriatrics Corporation
--------------------------------

In January of 1996, the company converted its Series B Preferred shares into common shares and then effected a reverse stock split. Consequently, the Partnership's Series B investment became 47,170 common shares.

In June of 1996, the company completed a Series C Preferred round of financing in which the Partnership did not participate. The lower pricing of this round indicated that the fair value of the Partnership's investment had declined by $155,660.

Naiad Technologies, Inc. (formerly TMC, Inc.)
---------------------------------------------

In July of 1996, the Partnership issued a $6,250 convertible note to the company.

Then in November of 1996, the Partnership purchased 15,102 Series B Preferred shares with $23,750 in cash and by converting the note discussed above, including accrued interest of $204, for a total cost of $30,204. The pricing of this round, in which third parties participated, indicated an increase in the fair value of $75,000 for the Partnership's existing investment.

NetChannel, Inc.
----------------

In October of 1996, the Partnership invested in the company by purchasing 22,727 Series B Preferred shares and a warrant to purchase 22,727 Series B Preferred shares for $25,000.

Oxford GlycoSystems Group PLC
-----------------------------

During the first quarter of 1996, the company had a private round of financing in which the company did not participate. The pricing of this round indicated a fair value increase of $37,370 for the Partnership's existing investment.

Pharmadigm Biosciences, Inc. (formerly Paradigm Biosciences, Inc.)
-----------------------------------------------------------------

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

Periodontix, Inc.
-----------------

In February of 1996, the Partnership made an additional investment in the company by purchasing 100,500 Series B Preferred shares for $201,000. The pricing of this financing round indicated a fair value increase of $150,000 for the Partnership's existing investment.

PETsMART, Inc.
--------------

In May of 1996, the Partnership sold its entire investment in the company for total proceeds of $18,955 and realized a gain of $4,427.

PHERIN Corporation
------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

Physiometrix, Inc.
-----------------

In January of 1996, the Partnership issued $178,532 in convertible notes to the company.

In April of 1996, the Partnership completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common shares, preferred shares, and $178,532 note receivable being converted into 287,021 common shares while the common share warrant was canceled. The Partnership also received a warrant to purchase 13,525 common shares. At December 31, 1996, the Partnership recorded a decrease in fair value of $758,574 to reflect the publicly-traded market price of its investments; the fair value was adjusted to reflect a discount for restricted securities.

Pilot Network Services, Inc.
----------------------------

In July of 1996, the Partnership made an additional investment in the company by purchasing 73,970 Series E Preferred shares for $295,880. The pricing of this round, in which third parties participated, indicated an increase in fair value of $836,003 for the Partnership's existing investment.

Portable Energy Products, Inc.
------------------------------

In October of 1996, the Partnership issued $202,508 in convertible notes to the company and received warrants to purchase 155,804 common shares and 186,816 Series A Preferred shares. The Partnership recorded a fair value increase of $168,134 for its Preferred share warrant investment based on the valuation set at the latest financing round.

Positive Communications, Inc.
-----------------------------

During 1996, the Partnership issued convertible notes totaling
$110,112 to the company and purchased warrants to acquire 9,246 common shares.

Prolinx, Inc.
-------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 429,000 Series A Preferred shares for $429,000.

R2 Technology, Inc.
-------------------

In March of 1996, the Partnership purchased 68,541 Series B-1 Preferred shares by converting the November, 1995, $133,334 note and accrued interest of $3,746. The pricing of this conversion financing round in which third parties participated, indicated an increase in the change in fair value of $336,000 for the Partnership's existing investment.

RedCell, Inc.
-------------

During 1996, the Partnership issued $197,925 in convertible notes receivable to the company.

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

UT Starcom, Inc. (formerly Unitech Telecom, Inc.)
-------------------------------------------------

During the fourth quarter of 1996, the company closed a Series C Preferred share round of financing in which the Partnership did not participate. The pricing of this round indicated a fair value increase of $912,299 for the Partnership's existing investment.

Velocity Incorporated
---------------------

In 1996, the Managing General Partners determined that there has been an other than temporary decline in the value of the Partnership's existing investments. As a result, the Partnership recorded a realized loss of $3,615,324; $2,068,674 from Series A Preferred shares and $1,546,650 from subordinated notes of which $1,275,000 was reclassified from secured notes receivable.

Wire Networks, Inc.
-------------------

In February of 1996, the Partnership invested in the company by purchasing 78,553 Series A Preferred shares and 95,980 Series B
Preferred shares for $106,047 and $215,955, respectively.

Then in November of 1996, the Partnership issued $7,917 in convertible notes to the company.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $79,269 in venture capital limited partnership investments in 1996. The increase was a result of additional contributions of $189,376, partially offset by returns of capital in the form of stock and cash distributions of $103,816 and $6,291, respectively. The Partnership recorded a fair value increase of $275,682 as a result of a net increase in fair value of the underlying investments and the effects of the transactions described above.

During 1996, the Partnership received common stock distributions of Informix, Inc., Forte Software, Inc., and Endovascular Technologies with fair values of $51,773, $46,139, and $5,904, respectively. These distributions of marketable stock represented returns of capital. In addition, the Partnership received cash distributions of $22,997, which were from profits and were recorded as net realized gain from venture capital limited partnership investments.

In 1996, the Partnership also sold its common stock in Forte Software, Inc. for total proceeds of $57,178 and a realized gain of $11,039.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Arris Pharmaceuticals, Inc., Pharmos Corporation, and YES! Entertainment Corporation are publicly traded companies.

Included in the fair value of equity investments is a $1,000,000 reserve for unrealized loss from a contingent liability. See Note 10 to the financial statements for additional disclosure.

7.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1996 and 1995, secured notes receivable consisted of:

                                              1996        1995
                                              ----        ----

Secured notes receivable                   $   13,971  1,946,958
Accrued interest                               15,171     26,747
Unamortized discount related to warrants           --    (19,133)
                                            ---------  ---------
  Total secured notes receivable,
   at cost basis                               29,142  1,954,572

Allowance for loan losses                          --   (955,000)
                                            ---------  ---------

  Total secured notes receivable,
   net fair value                          $   29,142    999,572
                                            =========  =========


Changes in the allowance for loan losses were as follows:



                                             1996         1995
                                             ----         ----

Balance, beginning of year              $  955,000      560,000
                                         ---------      -------

(Decrease) increase in provision
 for loan losses                          (978,922)   1,076,565

Recoveries from investments
 previously written-off:
 Biomedical                                 23,922           --

Secured notes receivable write-offs:
 Environmental                                  --     (681,565)
                                         ----------     -------

Change in net unrealized fair value
 of secured notes receivable              (955,000)     395,000
                                         ---------      -------

Balance, end of year                    $       --      955,000
                                         =========      =======


These notes are secured by specific assets of the borrowing companies. The interest rate on secured notes receivable at December 31, 1996, was 12.5%.

The (decrease) increase in provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective year ends.

The allowance for loan losses is evaluated quarterly by the Managing General Partners and is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio taken as a whole.

Refer to Note 6, Equity Investments, for information regarding the reclassification of notes to equity investments.

The principal balance of $13,971 is scheduled to be repaid in 1997.

8.  Other Investments
    -----------------

During 1996, the Partnership reclassified $681,565 in secured notes receivable and $17,266 in unamortized warrant discounts related to a portfolio company in the environmental industry to other investments as the notes were sold to a third party in exchange for a portion of the net proceeds collectible from the portfolio company.

9.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1996 and 1995, consisted of:


                                             1996          1995
                                             ----          ----

Demand accounts                           $     2,764     152,033
Money-market accounts                       1,614,321   4,244,009
                                           ----------  ----------
  Total                                   $ 1,617,085   4,396,042
                                           ==========  ==========

10.  Commitments and Contingencies
     -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. As of December 31, 1996, the Partnership had unfunded commitments as follows:



Type
----

Equity investments                                      $  262,911
Venture capital limited partnership investments            257,283
Term notes                                                  22,100
                                                         ---------

     Total                                              $  542,294
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

In September of 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $1,000,000. In October of 1996, the $2,000,000 guarantee was reduced to $1,000,000 as the affiliated partnerships have assumed a portion of the financial institution's line of credit. The remaining $1,000,000 is guaranteed by the Partnership but the affiliated partnerships remain joint guarantors. If the portfolio company fails to repay the line of credit, the Partnership may be liable up to the guarantee amount. The Partnership has recorded a $1,000,000 reserve, included in Equity Investments on the Balance sheet, in the event the portfolio company fails to repay the line of credit.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 21, 1997    By:       /s/Debbie A. Wong
                              ----------------------------------
                                 Debbie A. Wong
                                 Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

   /s/Charles R. Kokesh       President, Chief       March 21, 1997
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 21, 1997
------------------------      of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.