Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1997-05-09
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                          March 31,        December 31,
                                            1997               1996
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $21,350,731 and $21,000,400 at
  1997 and 1996, respectively)          $28,617,174       26,701,934
 Secured notes receivable, net               17,395           29,142
 Other investments (cost basis
  of $664,299 at both 1997
  and 1996)                                 664,299          664,299
                                         ----------       ----------

        Total investments                29,298,868       27,395,375

Cash and cash equivalents                 1,216,912        1,617,085

Other assets                                290,837           65,019
                                         ----------       ----------
        Total                           $30,806,617       29,077,479
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    37,952           37,117

Due to related parties                           --           59,246
                                         ----------       ----------
 Total liabilities                           37,952           96,363

Commitments, contingencies and
 subsequent events (Notes 3, 4 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1997 and 1996)         23,502,035       23,337,188
 General Partners                               187          (57,606)
 Net unrealized fair value increase
  from cost of equity investments         7,266,443        5,701,534
                                         ----------       ----------
  Total partners' capital                30,768,665       28,981,116
                                         ----------       ----------
    Total                               $30,806,617       29,077,479
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1997               1996
                                             ----               ----
Income:
 Secured notes receivable interest       $   13,242             35,012
 Short-term investment interest               9,147             42,794
 Dividend income                            280,010                 --
                                          ---------          ---------
  Total income                              302,399             77,806


Costs and expenses:
 Management fees                             97,499             97,499
 Individual General Partners'
  compensation                                5,483              4,613
 Operating expenses:
   Investment operations                     64,205            144,715
   Administrative and investor services     105,366            103,066
   Professional fees                         14,005             12,128
   Computer services                         29,227             22,175
                                          ---------          ---------
      Total operating expenses              212,803            282,084
                                          ---------          ---------
   Total costs and expenses                 315,785            384,196
                                          ---------          ---------
Net operating loss                          (13,386)          (306,390)

Net realized gain from
 sales of equity investments                238,526                 --
Realized losses from
 investment write-downs                      (2,500)           (77,091)
                                          ---------          ---------

Net realized income (loss)                  222,640           (383,481)

 Change in net unrealized
  fair value:
   Equity investments                     1,564,909          1,954,485
   Secured notes receivable                      --            (77,000)
                                          ---------          ---------
Net income                               $1,787,549          1,494,004
                                          =========          =========
Net realized loss per Unit               $       --                 (1)
                                          =========          =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1997                1996
                                            ----                ----
Cash flows from operating activities:
 Interest received                        $   16,877            53,280
 Cash paid to vendors                        (51,917)          (60,880)
 Cash paid to related parties               (328,298)         (340,701)
                                           ---------         ---------
  Net cash used by
   operating activities                     (363,338)         (348,301)
                                           ---------         ---------
Cash flows from investing activities:
 Purchase of equity investments             (436,914)       (2,655,888)
 Proceeds from sales of
  equity investments                         344,641                --
 Secured notes receivable issued                  --          (188,334)
 Repayments of equity investments             47,065           175,184
 Repayments of secured notes receivable        6,635            74,604
 Distributions from venture capital
  limited partnership investments              1,738                --
                                           ---------         ---------
  Net cash used by
   investing activities                      (36,835)       (2,594,434)
                                           ---------         ---------
Net decrease in cash
 and cash equivalents                       (400,173)       (2,942,735)

Cash and cash equivalents at
 beginning of year                         1,617,085         4,396,042
                                           ---------         ---------
Cash and cash equivalents at March 31     $1,216,912         1,453,307
                                           =========         =========

See accompanying notes to financial statements.

-----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1997                 1996
                                            ----                 ----
Reconciliation of net income to
 net cash used by operating activities:

Net income                              $1,787,549           1,494,004

Adjustments to reconcile net income
 to net cash used by
 operating activities:
  Change in net unrealized fair value:
    Equity investments                  (1,564,909)         (1,954,485)
    Secured notes receivable                    --              77,000
  Net realized gain from sales of
   equity investments                     (238,526)                 --
  Realized losses from investment
   write-downs                               2,500              77,091
  Change in other assets                  (286,029)              5,704
  Other changes, net                       (63,923)            (47,615)
                                           -------           ---------
Net cash used by operating activities    $(363,338)           (348,301)
                                           =======           =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1997 and 1996, were as follows:

                                              1997           1996
                                              ----           ----
Management fees                             $ 97,499        97,499
Reimbursable operating expenses              166,070       216,896
Individual General Partners' compensation      5,483         4,613


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $38,489 due from related parties (included in other assets) and $26,746 due to related parties at March 31, 1997, and December 31, 1996, respectively, for such reimbursable expenses.

Management fees payable were $32,500 at both March 31, 1997, and December 31, 1996.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of:


                                                                     January 1 -
                                                                   March 31, 1997
                                                      Principal    --------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1997                                       $21,000,400  26,701,934
                                                                  ----------  ----------

Significant changes:

Biomedical
----------
Redcell, Inc.           Series B
                        Preferred
                        shares               12/94      797,872           (0)   (750,000)

Biotechnology
-------------
CV Therapeutics,        Common
 Inc.                   shares               11/96       68,900            0     221,686

Communications
--------------
NetChannel, Inc.        Series B
                        Preferred
                        share warrant
                        at $1.10;
                        expiring
                        10/99                10/96       22,727         (250)       (250)
NetChannel, Inc.        Series B
                        Preferred
                        shares               01/97       22,727       25,250      25,250
NetChannel, Inc.        Series B
                        Preferred
                        shares               03/97       27,272            0      29,999
NetChannel, Inc.        Convertible
                        note (1)             03/97      $25,000       25,139      25,139
UT Starcom, Inc.        Common
                        share
                        warrant
                        at $.6875;
                        expiring
                        05/99                03/95      145,456            0     162,911
UT Starcom, Inc.        Series A
                        Preferred
                        shares               03/95      187,500            0     210,000

Environmental
-------------
Conversion              Common
 Technologies           shares
 International, Inc.                         05/96      207,547            0     (63,086)

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Convertible
                        notes (1)            03/97     $153,223      153,831     153,831
Bolder                  Common
 Technologies           shares
 Corporation                                 05/96       37,499      (40,000)   (446,307)
Portable                Convertible
 Energy                 note (1)
 Products, Inc.                              03/97     $ 98,398       98,573      98,573

Information Technology
----------------------
WorldRes, Inc.          Series B
                        Preferred
                        shares               01/97        7,396       24,998      24,998

Medical
-------
ADESSO Specialty        Series A
 Services Organization, Preferred
 Inc.                   shares               07/95      400,000            0   1,180,000
ADESSO Specialty        Series B
 Services Organization, Preferred
 Inc.                   shares               03/96      369,231            0   1,089,231
ADESSO Specialty        Series A Preferred
 Services Organization, share warrant at
 Inc.                   $1.00; expiring
                        03/01                03/96       68,704            0     202,677
Biex, Inc.              Series D
                        Preferred
                        shares               03/97       44,446       66,669      66,669
Endocare, Inc.          Convertible
                        note (1)             08/96     $ 18,750      (19,817)    (19,817)
Endocare, Inc.          Common
                        shares               01/97        1,750        6,125       5,159
Endocare, Inc.          Common
                        shares               01/97        8,300       20,750      24,468
Physiometrix,           Common
 Inc.                   shares               04/96      287,021           (0)   (230,851)
                                                                  ----------  ----------

Total significant changes during the three
 months ended March 31, 1997                                         361,268   2,010,280

Other changes, net                                                   (10,937)    (95,040)
                                                                  ----------  ----------

Total equity investments at March 31, 1997                       $21,350,731  28,617,174
                                                                  ==========  ==========


(1) Convertible notes include accrued interest.  The interest rate on notes issued in 1997 was 8%.



Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $3,665,720 and $4,423,550, respectively, and aggregate market values of $2,569,173 and $3,644,937, respectively. The net unrealized losses at March 31, 1997, and December 31, 1996, included gross gains of $741,734 and $1,428,442, respectively.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

During the first quarter of 1997, the company closed a Series C
Preferred share round of financing in which third parties participated but the Partnership did not. The pricing of this round indicated a fair value increase of $2,471,908 for the Partnership's existing investment.

Avalon Imaging, Inc.
--------------------

In March of 1997, the Partnership issued $153,223 in convertible notes receivable to the company and received warrants to purchase Series C Preferred shares.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

Bolder Technologies Corporation
-------------------------------

In March of 1997, the Partnership sold 20,000 common shares of the company for total proceeds of $276,666 and realized a gain of $236,666. At March 31, 1997, the Partnership recorded a decrease in the change in fair value of $406,307 to reflect the publicly-traded market price of its investments. The decrease included a decrease of $294,260 due to the sale mentioned above.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 1,750 common shares for $6,125. In addition, the Partnership converted its $18,750 note receivable, including accrued interest of $2,000, into 8,300 common shares at a total cost of $20,750. At March 31, 1997, the Partnership recorded an increase in the change in fair value of $2,752 to reflect the publicly-traded market price of its investments above; a portion of the fair value of the Partnership's investment was adjusted to reflect a discount for restricted securities.

NetChannel, Inc.
----------------

In January of 1997, the Partnership cash exercised its Series B Preferred share warrant for $25,000 and received 22,727 Series B Preferred shares. Then in March of 1997, the Partnership issued a $25,000 convertible note receivable to the company and received 27,272 Series B Preferred shares. The Partnership also recorded a fair value increase of $29,999 at March 31, 1997, for the Series B Preferred shares received.

Portable Energy Products, Inc.
------------------------------

In March of 1997, the Partnership issued a $98,398 convertible note receivable to the company and received a warrant to purchase 98,398 common shares.

Redcell, Inc.
-------------

Subsequent to March 31, 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $750,000 for the Partnership's existing investment at March 31, 1997.

UT Starcom, Inc.
----------------

During the first quarter of 1997, the company closed a Series C
Preferred share round of financing in which third parties participated but the Partnership did not. The pricing of this round indicated a fair value increase of $372,911 for the Partnership's existing investment.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 7,396 Series B Preferred shares for $24,998.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

At March 31, 1997, the Partnership accrued $280,010 in dividends receivable, included in Other Assets on the Balance Sheet, from its Series B Preferred share investment in Tessera, Inc. This amount was subsequently received in April of 1997.

Included in the March 31, 1997, and December 31, 1996, equity investment fair values was a $1,000,000 reserve for unrealized loss from a contingent liability. See Note 7 to the financial statements for additional disclosure.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1997, through March 31, 1997, consisted of:

Balance at January 1, 1997                                    $29,142

1997 activity:
 Repayments of secured notes receivable                        (6,635)
 Change in interest receivable                                 (5,112)
                                                               ------
 Total secured notes receivable, net, at March 31, 1997       $17,395
                                                               ======

The Partnership had accrued interest of $10,059 and $15,171 at March 31, 1997, and December 31, 1996, respectively.

There was no allowance for loan losses at March 31, 1997 and December
31, 1996.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1997, and December 31, 1996, consisted of:

                                                  1997           1996
                                                  ----           ----
Demand accounts                              $     3,640          2,764
Money-market accounts                          1,213,272      1,614,321
                                              ----------     ----------
 Total                                       $ 1,216,912      1,617,085
                                              ==========     ==========

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1997, the Partnership had unfunded commitments as follows:



Type
----

Term notes                                                  $   28,350
Venture capital limited partnership investments                219,783
                                                             ---------
 Total                                                      $  248,133
                                                             =========


In 1996, the Partnership jointly guaranteed with two affiliated partnerships a line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $1,000,000. If the portfolio company fails to repay the line of credit, the Partnership may be liable up to the guarantee amount. The Partnership has recorded a $1,000,000 reserve, included in Equity Investments on the Balance sheet, in the event the portfolio company fails to repay the line of credit.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operations totaled $363,338. The Partnership paid management fees of $97,499 to the Managing General Partners and reimbursed related parties for operating expenses of $225,316. In addition, $5,483 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $51,917 were paid and $16,877 in interest income was received.

During the three months ended March 31, 1997, the Partnership funded equity investments of $436,914 primarily to portfolio companies in the medical and industrial/business automation industries. Proceeds from equity investment sales were $344,641, of which $60,211 related to sales prior to December 31, 1996, which have been settled, distributions of $1,738 from venture capital limited partnership investments were received, and repayments of notes receivable and equity investments provided cash of $6,635 and $47,065, respectively. As of March 31, 1997, the Partnership was committed to fund additional investments totaling $248,133 and has outstanding guarantees up to $1,000,000 as discussed in Note 7 to the financial statements.

Cash and cash equivalents at March 31, 1997, were $1,216,912. Future interest income on short-term investments, proceeds from investment sales and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $1,787,549 and $1,494,004 for the three months ended March 31, 1997 and 1996, respectively. The increase in net income was primarily due to a $238,526 increase in net realized gain from sales of equity investments, and a $224,593 increase in total income, partially offset by a $389,576 decrease in the change in net unrealized fair value of equity investments.

Net realized gain from sales of equity investments was $238,526 for the quarter ended March 31, 1997. The gain was substantially due to the sale of Bolder Technologies Corporation common stock. No such gain was recorded for the same period in 1996.

Total income was $302,399 and $77,806 for the quarters ended March 31, 1997 and 1996, respectively. The increase was substantially due to $280,010 in divided income from Tessera, Inc.

During the quarter ended March 31, 1997, the increase in fair value of equity investments of $1,564,909 was substantially due to an increase in a portfolio company in the medical industry partially offset by a decrease in a portfolio company in the biomedical industry. During the same period in 1996, the increase of $1,954,485 was primarily due to portfolio companies in the medical industry.

During the quarter ended March 31, 1996, the Partnership recorded a decrease in fair value of secured notes receivable of $77,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners. No such decrease was recorded for the same period in 1997.

During the quarter ended March 31, 1997, the realized losses from investment write-downs was $2,500. During the same period in 1996, realized losses of $77,091 related to a portfolio company in the communications industry.

Total operating expenses were $212,803 and $282,084 for the quarters ended March 31, 1997 and 1996, respectively. The decrease was mainly due to lower investment operation expenses from reduced overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller