Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1997-08-13
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

                                         (unaudited)
                                           June 30,        December 31,
                                            1997               1996
                                          ----------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $21,486,487 and $21,000,400 at
  1997 and 1996, respectively)          $31,492,782       26,701,934
 Secured notes receivable, net               42,048           29,142
 Other investments (cost basis
  $664,299 for both 1997 and 1996)          664,299          664,299
                                         ----------       ----------

        Total investments                32,199,129       27,395,375

Cash and cash equivalents                 1,242,719        1,617,085

Other assets                                  5,371           65,019
                                         ----------       ----------
        Total                           $33,447,219       29,077,479
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    22,922           37,117

Due to related parties                       38,514           59,246
                                         ----------       ----------
 Total liabilities                           61,436           96,363

Commitments and contingencies
 (Notes 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1997 and 1996)         23,379,440       23,337,188
 General Partners                                48          (57,606)
 Net unrealized fair value increase
   from cost of equity investments       10,006,295        5,701,534
                                         ----------       ----------
  Total partners' capital                33,385,783       28,981,116
                                         ----------       ----------
    Total                               $33,447,219       29,077,479
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                  For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                       June 30,
                                          ------------------------       ----------------------
                                             1997           1996            1997         1996
                                             ----           ----            ----         ----
Income:
 Secured notes receivable interest      $    12,485         25,590          25,727       60,602
 Short-term investment interest               9,769         16,914          18,916       59,708
 Dividend income                                 --             --         280,010           --
                                          ---------      ---------       ---------    ---------
  Total income                               22,254         42,504         324,653      120,310


Costs and expenses:
 Management fees                             97,499         97,499         194,998      194,998
 Individual General Partners'
  compensation                               13,111         12,936          18,594       17,549
 Operating expenses:
   Investment operations                     92,575        174,831         156,780      319,546
   Administrative and investor services      87,385        128,063         195,251      231,129
   Professional fees                         37,704         28,091          51,709       40,219
   Computer services                         23,291         59,600          52,518       81,775
   Expenses absorbed by General Partners         --       (115,443)             --     (115,443)
   Expenses previously absorbed by
    General Partners                             --        853,838              --      853,838
                                          ---------      ---------       ---------    ---------
      Total operating expenses              240,955      1,128,980         456,258    1,411,064
                                          ---------      ---------       ---------    ---------
   Total costs and expenses                 351,565      1,239,415         669,850    1,623,611
                                          ---------      ---------       ---------    ---------
Net operating loss                         (329,311)    (1,196,911)       (345,197)  (1,503,301)

Net realized gain from
 sales of equity investments                187,529        902,118         426,055      902,118
Realized losses from
 investment write-downs                          --     (2,357,282)             --   (2,434,373)
Net realized gain from venture capital
 limited partnership investments             19,048             --          19,048           --
                                          ---------      ---------       ---------    ---------

Net realized (loss) income                 (122,734)    (2,652,075)         99,906   (3,035,556)

 Change in net unrealized
  fair value:
   Equity investments                     2,739,852     (1,305,160)      4,304,761      649,325
   Secured notes receivable                      --        755,000              --      678,000
                                          ---------      ---------       ---------    ---------
Net income (loss)                       $ 2,617,118     (3,202,235)      4,404,667   (1,708,231)
                                          =========      =========       =========    =========
Net realized loss per Unit              $        --             (7)             --           (8)
                                          =========      =========       =========    =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                            1997                1996
                                            ----                ----
Cash flows from operating activities:
 Interest received                       $   313,613            90,294
 Cash paid to vendors                       (169,123)         (128,322)
 Cash paid to related parties               (536,217)         (504,488)
                                          ----------        ----------
  Net cash used by
   operating activities                     (391,727)         (542,516)
                                          ----------        ----------
Cash flows from investing activities:
 Secured notes receivable issued             (33,902)         (208,334)
 Purchase of equity investments             (560,215)       (3,460,818)
 Proceeds from sales of
  equity investments                         531,123         1,017,678
 Repayments of convertible and
  secured notes receivable                    57,222           500,939
 Distributions from venture capital
  limited partnership investments             23,133                --
                                          ----------        ----------
  Net cash provided (used) by
   investing activities                       17,361        (2,150,535)
                                          ----------        ----------
Net decrease in cash and
 cash equivalents                           (374,366)       (2,693,051)

Cash and cash equivalents at
 beginning of year                         1,617,085         4,396,042
                                          ----------        ----------
Cash and cash equivalents at June 30     $ 1,242,719         1,702,991
                                          ==========        ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             1997                1996
                                             ----                ----
Reconciliation of net income (loss) to net
 cash used by operating activities:

Net income (loss)                        $ 4,404,667        (1,708,231)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Realized gains from sales of
   equity investments                       (426,055)         (902,118)
  Realized losses from investment
   write-downs                                    --         2,434,373
  Net realized gain from venture capital
   limited partnership investments           (19,048)               --
  Change in net unrealized fair value:
    Equity investments                    (4,304,761)         (649,325)
    Secured notes receivable                      --          (678,000)

Changes in:
  Due to related parties                     (20,732)          991,757
  Other changes, net                         (25,798)          (30,972)
                                           ---------         ---------
Net cash used by operating activities    $  (391,727)         (542,516)
                                           =========         =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes receivable)                       $        --         1,275,000
                                           =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1997 and 1996, were as follows:

                                              1997           1996
                                              ----           ----
Management fees                             $194,998       194,998
Reimbursable operating expenses              301,893       545,303
Individual General Partners' compensation     18,594        17,549
Expenses absorbed by General Partners             --      (115,443)
Expenses previously absorbed by General
 Partners                                         --       853,838


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $6,014 and $26,746 due to related parties at June 30, 1997, and December 31, 1996, respectively, for such reimbursable expenses.

Amounts payable for management fees were $32,500 at both June 30, 1997, and December 31, 1996.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. During 1996, it was determined that operational costs paid directly by the Partnership are not subject to this limitation; consequently, $853,838 was payable to related parties. For the six months ended June 30, 1996, operating expenses incurred by the Managing General Partners exceeded the limitation by $115,443, resulting in this amount being absorbed by the Managing General Partners.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of:


                                                                      January 1 -
                                                                     June 30, 1997
                                                      Principal    ------------------
                                       Investment     Amount or    Cost          Fair
Industry/Company         Position         Date         Shares      Basis         Value
----------------         --------      ----------    ---------     -----         -----
Balance at January 1, 1997                                       $21,000,400  26,701,934
                                                                  ----------  ----------

Significant changes:

Biomedical
----------
Redcell, Inc.           Series B
                        Preferred
                        shares               12/94      797,872            0    (750,000)

Biotechnology
-------------
CV Therapeutics,        Common
 Inc.                   shares               11/96       68,900            0     174,834

Communications
--------------
NetChannel, Inc.        Series B
                        Preferred
                        share warrant
                        at $1.10;
                        expiring
                        10/99                10/96       22,727         (250)       (250)
NetChannel, Inc.        Series B
                        Preferred            10/96 -
                        shares               05/97      183,458       39,317      72,132
NetChannel, Inc.        Convertible
                        note (1)             05/97      $11,279       11,412      11,412
UT Starcom, Inc.        Common
                        share
                        warrant
                        at $.6875;
                        expiring
                        05/99                03/95      145,456            0     200,730
UT Starcom, Inc.        Series A
                        Preferred
                        shares               03/95      187,500            0     258,750

Computer Systems and Software
-----------------------------
Ascent Logic            Common share
 Corporation            warrant at
                        $.94;
                        exercised
                        03/97                03/92       31,915       (2,500)          0
Ascent Logic            Series C
 Corporation            Preferred
                        shares               10/92      425,532            0     107,532
Ascent Logic            Common
 Corporation            shares               03/97       36,443       23,795      23,795

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Convertible
                        notes (1)            03/97     $153,223      156,887     156,887
Bolder                  Common
 Technologies           shares
 Corporation                                 05/96       24,000      (60,249)   (633,381)
Portable                Convertible
 Energy                 note (1)
 Products, Inc.                              03/97     $ 98,398      100,563     100,563

Information Technology
----------------------
WorldRes, Inc.          Series B
                        Preferred
                        shares               01/97        7,396       24,998      24,998

Medical
-------
ADESSO Specialty        Series A
 Services Organization, Preferred
 Inc.                   shares               07/95      400,000            0   1,180,000
ADESSO Specialty        Series B
 Services Organization, Preferred
 Inc.                   shares               03/96      369,231            0   1,089,231
ADESSO Specialty        Series A Preferred
 Services Organization, share warrant at
 Inc.                   $1.00; expiring
                        03/01                03/96       68,704            0     202,677
Biex, Inc.              Series D
                        Preferred
                        shares               03/97       44,446       66,669      66,669
Endocare, Inc.          Convertible
                        note (1)             08/96     $ 18,750      (19,817)    (19,817)
Endocare, Inc.          Common
                        shares               01/97        1,750        6,125       6,388
Endocare, Inc.          Common
                        shares               01/97        8,300       20,750      28,832
Pharmadigm,             Series A
 Inc.                   Preferred
                        shares               04/93      322,581            0     241,936
Pharmadigm,             Series A
 Inc.                   Preferred
                        shares               12/94      215,054            0     161,291
Pharmadigm,             Series B
 Inc.                   Preferred
                        shares               05/96      137,778            0     103,334
Pharmadigm,             Series C
 Inc.                   Preferred
                        shares               06/97       13,746       37,423      37,423
Pharmadigm,             Series C
 Inc.                   Preferred
                        share warrant
                        at $2.75;
                        expiring
                        06/00                06/97          962          378         378
Physiometrix,           Common
 Inc.                   shares               04/96      287,021            0    (288,774)

Microelectronics
----------------
Tessera, Inc.           Common
                        share
                        warrant
                        at $.73
                        exercised
                        04/97                04/92       72,754       (3,500)    (82,940)
Tessera, Inc.           Series B
                        Preferred
                        shares               05/92      666,666            0   2,086,665
Tessera, Inc.           Common
                        shares               04/97       72,754       56,500      72,754

Retail/Consumer Products
------------------------
Yes! Entertainment      Common
 Corporation            shares               06/95       55,555            0     (65,986)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Ltd.
                        Partnership
                        interests          various   $1,167,717       36,219     235,676
                                                                  ----------  ----------

Total significant changes during the six
 months ended June 30, 1997                                          494,720   4,803,739

Other changes, net                                                    (8,633)    (12,891)
                                                                  ----------  ----------

Total equity investments at June 30, 1997                        $21,486,487  31,492,782
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rate on notes issued in 1997 was 8%.




Marketable Equity Securities
----------------------------

At June 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $4,354,295 and $4,423,550, respectively, and aggregate market values of $2,824,290 and $3,644,937, respectively. The net unrealized losses at June 30, 1997, and December 31, 1996, included gross gains of $532,236 and $1,428,442, respectively.

Ascent Logic Corporation
------------------------

In March of 1997, the Partnership exercised its common share warrant without cash and received 36,443 shares of common stock and realized a gain upon exercise of $21,295. The Partnership also recorded a $107,532 increase in fair value of its preferred share investment based upon the valuation of the common share warrant exercised.

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

Bolder Technologies Corporation
-------------------------------

During the first half of 1997, the Partnership sold 33,499 common shares of the company for total proceeds of $463,149 and realized a gain of $402,900. At June 30, 1997, the Partnership recorded a decrease in the change in fair value of $573,132 to reflect the publicly-traded market price of its investments. The decrease included a decrease of $499,620 due to the sale mentioned above.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 1,750 common shares for $6,125. In addition, the Partnership converted its $18,750 note receivable, including accrued interest of $2,000, into 8,300 common shares at a total cost of $20,750. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $8,975 to reflect the publicly-traded market price of its investments above; a portion of the fair value of the Partnership's investment was adjusted to reflect a discount for restricted securities.

NetChannel, Inc.
----------------

In January of 1997, the Partnership cash exercised its Series B
Preferred share warrant for $25,000 and received 22,727 Series B
Preferred shares. In March of 1997, the Partnership issued a $25,000 convertible note receivable to the company. The Partnership also received an additional 27,272 Series B Preferred shares as a result of a downward adjustment to the warrant exercise price.

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 78,762 Series B Preferred shares. The Partnership also purchased 191,817 Series B Preferred shares by converting $13,721 of the notes receivable discussed above including accrued interest of $345 for a total cost of $14,066. The remaining note principal of $11,279 was reissued as a new note. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $32,815 for the above transactions.

Pharmadigm, Inc.
----------------

In June of 1997, the Partnership made an additional investment in the company by purchasing 13,746 Series C Preferred shares and received a warrant to purchase 962 Series C Preferred shares for $37,801. The pricing of this round, in which third parties participated, indicated a fair value increase of $517,249 for the Partnership's existing investment.

Portable Energy Products, Inc.
------------------------------

In March of 1997, the Partnership issued a $98,398 convertible note receivable to the company and received a warrant to purchase 98,398 common shares.

Redcell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $750,000 for the Partnership's existing investment at June 30, 1997.

Tessera, Inc.
-------------

In April of 1997, the Partnership exercised its warrant for common shares and purchased 72,754 common shares of the company for $53,000.
In addition, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round indicated an increase in the change in fair value of $2,023,479 for the Partnership's existing investment.

UT Starcom, Inc.
----------------

During the first quarter of 1997, the company closed a Series C
Preferred share round of financing in which the Partnership did not participate. The pricing of this round indicated a fair value increase of $459,480 for the Partnership's existing investment.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 7,396 Series B Preferred shares for $24,998.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $36,219 in venture capital limited partnership investments during the six months ended June 30, 1997. The increase was a result of additional contributions of $70,000, partially offset by a return of capital in the form of cash and stock distributions of $23,133 and $10,648, respectively. The Partnership recorded a fair value increase of $235,676 as a result of a net increase in fair value of the underlying investments, partially offset by stock distributions from one venture capital limited partnership investment.

During the first half of 1997, the Partnership received common stock distributions of Informix Software, Inc., with fair values totaling $29,696 (of which $10,648 represented a distribution from returns of capital). These distributions were from profits and were recorded as realized gains from venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

Included in the June 30, 1997, and December 31, 1996, equity investment fair values was a $1,000,000 reserve for unrealized loss from a contingent liability. See Note 7 to the financial statements for additional disclosure.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1997, through June 30, 1997, consisted of:

Balance at January 1, 1997                                 $   29,142

1997 activity:
 Secured notes receivable issued                               33,902
 Repayments of secured notes receivable                       (10,157)
 Change in interest receivable                                (10,839)
                                                            ---------

 Total secured notes receivable, net, at June 30, 1997     $   42,048
                                                            =========

The Partnership had accrued interest of $4,332 and $15,171 at June 30, 1997, and December 31, 1996, respectively.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of:

                                                  1997           1996
                                                  ----           ----
Demand accounts                              $     3,495          2,764
Money-market accounts                          1,239,224      1,614,321
                                              ----------     ----------
 Total                                       $ 1,242,719      1,617,085
                                              ==========     ==========

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1997, the Partnership had unfunded commitments as follows:



Type
----

Equity investments                                          $   51,375
Term notes                                                      28,350
Venture capital limited partnership investments                187,283
                                                             ---------
 Total                                                      $  267,008
                                                             =========


In 1996, the Partnership jointly guaranteed with two affiliated partnerships a line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $1,000,000. If the portfolio company fails to repay the line of credit, the Partnership may be liable up to the guarantee amount. The Partnership has recorded a $1,000,000 reserve included in Equity Investments on the Balance Sheet, in the event the portfolio company fails to repay the line of credit.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $391,727. The Partnership paid management fees of $194,998 to the Managing General Partners and reimbursed related parties for operating expenses of $322,625. In addition, $18,594 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $169,123 were paid and $313,613 in interest income was received.

During the six months ended June 30, 1997, the Partnership funded secured notes receivable totaling $33,902 to a portfolio company in the industrial/business automation industry and equity investments of $560,215 primarily to portfolio companies in the medical and industrial/business automation industries. Proceeds from sales of equity investments were $531,123, of which $60,211 related to sales prior to December 31, 1996, which have been settled. Distributions of $23,133 from venture capital limited partnership investments were received. Repayments of convertible and secured notes receivable provided cash of $47,065 and $10,157, respectively. As of June 30, 1997, the Partnership was committed to fund additional investments totaling $267,008 and has outstanding guarantees up to $1,000,000 as discussed in Note 7 to the financial statements.

Cash and cash equivalents at June 30, 1997, were $1,242,719. Future interest income on short-term investments, proceeds from investment sales, and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $2,617,118 for the three months ended June 30, 1997, compared to a net loss $3,202,235 for the same period in 1996. The change was primarily due to a $4,045,012 increase in the change in net unrealized fair value of equity investments, a $2,357,282 decrease in realized losses from investment write-downs, and a $888,025 decrease in total operating expenses. These changes were partially offset by a $755,000 decrease in the change in net unrealized fair value of secured notes receivable and a $714,589 decrease in net realized gain from sales of equity investments.

During the three months ended June 30, 1997, the increase in fair value of equity investments of $2,739,852 was primarily due to increases in portfolio companies in the medical and microelectronics industries. During the same period in 1996, the decrease of $1,305,160 was primarily due to decreases in portfolio companies in the computer systems and software and environmental industries, partially offset by increases in the industrial/business automation industry.

The Partnership did not record any realized losses from investment write-downs for the quarter ended June 30, 1997. During the same period in 1996, realized losses of $2,357,282 mostly related to equity investments in the computer systems and software industry.

Total operating expenses were $240,955 and $1,128,980 for the quarters ended June 30, 1997 and 1996, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $115,443 during the quarter ended June 30, 1996, and was reimbursed $853,838 of prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $240,955 and $390,585 in the second quarters of 1997 and 1996, respectively. The decrease in operating expenses in the current quarter over the comparative period in 1996 was primarily due to a higher level of activity required for portfolio management in 1996.

During the three months ended June 30, 1996, the Partnership recorded an increase in fair value of secured notes receivable of $755,000 due to the reclassification of secured notes receivable totaling $1,275,000 to equity investments as these notes had been reflected with fair values less than cost. There was no such reclassification for the same period in 1997.

For the quarter ended June 30, 1997, realized gains of $187,529 mainly related to the common stock sale of Bolder Technologies Corporation. During the same period in 1996, realized gains of $902,118 primarily related to the common stock sale of TheraTx, Incorporated.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net income was $4,404,667 for the six months ended June 30, 1997, compared to a net loss of $1,708,231 during the same period in 1996.
The change was primarily due to a $3,655,436 increase in the change in net unrealized fair value of equity investments, a $2,434,373 decrease in realized losses from investment write-downs, a $954,806 decrease in total operating expenses, and a $204,343 increase in total income.
These changes were partially offset by a $678,000 decrease in the change in net unrealized fair value of secured notes receivable and a $476,063 decrease net realized gain from sales of equity investments.

During the six months ended June 30, 1997, the increase in fair value of equity investments of $4,304,761 was primarily due to increases in portfolio companies in the medical, microelectronics and communications industries, partially offset by decreases in the biomedical and industrial/business automation industries. During the same period in 1996, the increase of $649,325 was primarily due to increases in portfolio companies in the medical and industrial/business automation industries, partially offset by decreases in the computer systems and software and environmental industries.

The Partnership did not record any realized losses form investment write-downs for the six months ended June 30, 1997. During the same period in 1996, realized losses of $2,434,373 mostly related to equity investments in the computer systems and software industry.

Total operating expenses were $456,258 and $1,411,064 for the six months ended June 30, 1997 and 1996, respectively. As discussed in the above section, the Managing General Partners absorbed $115,443 for the six months ended June 30, 1996, and was reimbursed $853,838 of prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $456,258 and $672,669 during the six months ended June 30, 1997 and 1996, respectively. The decrease was mainly due to lower investment operations from lower overall portfolio activities.

Total income was $324,653 and $120,310 for the six months ended June 30, 1997 and 1996, respectively. The increase was substantially due to $280,010 in dividend income from Tessera, Inc.

During the six months ended June 30, 1996, the Partnership recorded an increase in fair value of secured notes receivable of $678,000 due to the reclassification of secured notes receivable totaling $1,275,000 to equity investments as these notes had been reflected with fair values less than cost. There was no such reclassification for the same period in 1997.

For the six months ended June 30, 1997, realized gains of $426,055 mainly related to the common stock sale of Bolder Technologies
Corporation. During the same period in 1996, realized gains of $902,118 mostly related to the common stock sale of TheraTx, Incorporated.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1997   By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller