Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1997-11-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------


	(unaudited)
	 September 30,	December 31,
	1997	1996
	------------	------------


ASSETS

Investments:
 Equity investments (cost basis
  of $22,140,627 and $21,000,400 at
  1997 and 1996, respectively)          $36,381,562       26,701,934
 Secured notes receivable, net                6,820           29,142
 Other investments (cost basis
  $664,299 for both 1997 and 1996)          398,579          664,299
                                         ----------       ----------

        Total investments                36,786,961       27,395,375

Cash and cash equivalents                   622,616        1,617,085

Other assets                                  5,275           65,019
                                         ----------       ----------
        Total                           $37,414,852       29,077,479
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    34,703           37,117

Due to related parties                       37,796           59,246
                                         ----------       ----------
 Total liabilities                           72,499           96,363

Commitments and contingencies
 (Notes 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1997 and 1996)         23,367,104       23,337,188
 General Partners                                34          (57,606)
 Net unrealized fair value increase
   from cost of investments              13,975,215        5,701,534
                                         ----------       ----------
  Total partners' capital                37,342,353       28,981,116
                                         ----------       ----------
    Total                               $37,414,852       29,077,479
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

	For the Three	For the Nine
	Months Ended	Months Ended
	 September 30,	 September 30,
	------------------------	-----------------------
	1997	1996	1997	1996
	---------	---------	---------	---------
Income:
 Secured notes receivable interest       $   14,814         33,644          40,541       94,246
 Short-term investment interest               5,080          7,350          23,996       67,058
 Dividend income                                 --             --         280,010           --
                                          ---------        -------       ---------    ---------
  Total income                               19,894         40,994         344,547      161,304


Costs and expenses:
 Management fees                             97,498         97,498         292,496      292,496
 Individual General Partners'
  compensation                                8,206          7,827          26,800       25,376
 Operating expenses:
   Investment operations                     90,870         90,735         209,621      410,281
   Administrative and investor services     157,062        150,140         390,342      381,269
   Professional fees                          8,685         55,007          60,394       95,226
   Computer services                         43,777         28,383          96,295      110,158
   Expenses absorbed by General Partners   (103,318)      (236,650)       (103,318)    (352,093)
   Expenses previously absorbed by
    General Partners                             --             --              --      853,838
                                          ---------        -------       ---------    ---------
      Total operating expenses              197,076         87,615         653,334    1,498,679
                                          ---------        -------       ---------    ---------
   Total costs and expenses                 302,780        192,940         972,630    1,816,551
                                          ---------        -------       ---------    ---------
Net operating loss                         (282,886)      (151,946)       (628,083)  (1,655,247)

Net realized gain from
 sales of equity investments                204,104             --         630,159      902,118
Realized losses from
 investment write-downs                          --             --              --   (2,434,373)
Net realized gain from venture capital
 limited partnership investments             66,432             --          85,480           --
Recoveries from investments previously
 written off                                     --         23,922              --       23,922
                                          ---------        -------       ---------    ---------

Net realized (loss) income                  (12,350)      (128,024)         87,556   (3,163,580)

 Change in net unrealized
  fair value:
   Equity investments                     4,234,640        774,890       8,539,401    1,424,215
   Other investments                       (265,720)            --        (265,720)          --
   Secured notes receivable                      --        277,000              --      955,000
                                          ---------        -------       ---------    ---------
Net income (loss)                        $3,956,570        923,866       8,361,237     (784,365)
                                          =========        =======       =========    =========
Net realized income (loss) per Unit      $       --             --              --           (8)
                                          =========        =======       =========    =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	---------	---------
Cash flows from operating activities:
 Interest and divided income received     $  320,450           160,210
 Cash paid to vendors                       (237,807)         (195,777)
 Cash paid to related parties               (759,154)       (1,245,882)
                                           ---------         ---------
  Net cash used by
   operating activities                     (676,511)       (1,281,449)
                                           ---------         ---------
Cash flows from investing activities:
 Secured notes receivable issued             (33,902)         (208,334)
 Purchase of equity investments           (1,377,335)       (4,463,764)
 Proceeds from sales of
  equity investments                         883,097         1,017,678
 Repayments of convertible and
  secured notes receivable                    92,645           539,933
 Distributions from venture capital
  limited partnership investments            117,537             6,291
                                           ---------         ---------
  Net cash used by
   investing activities                     (317,958)       (3,108,196)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                           (994,469)       (4,389,645)

Cash and cash equivalents at
 beginning of year                         1,617,085         4,396,042
                                           ---------         ---------
Cash and cash equivalents
 at September 30                          $  622,616             6,397
                                           =========         =========

See accompanying notes to financial statements.

-----------------------------------------------


	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	---------	---------
Reconciliation of net income (loss) to net
 cash used by operating activities:

Net income (loss)                         $8,361,237          (784,365)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Realized gains from sales of
   equity investments                       (630,159)         (902,118)
  Realized losses from investment
   write-downs                                    --         2,434,373
  Net realized gain from venture capital
   limited partnership investments           (85,480)               --
  Recoveries from investments
   previously written off                         --           (23,922)
  Change in net unrealized fair value:
    Equity investments                    (8,539,401)       (1,424,215)
    Other investments                        265,720                --
    Secured notes receivable                      --          (955,000)
  Other, net                                      --            (1,867)

Changes in:
  Due to related parties                     (21,450)          348,811
  Other changes, net                         (26,978)           26,854
                                           ---------         ---------
Net cash used by operating activities     $ (676,511)       (1,281,449)
                                           =========         =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes receivable)                        $       --         1,275,000
                                           =========         =========
Reclassification of secured notes to
 other investments                        $       --           681,565
                                           =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1997 and 1996, were as follows:

	1997	1996
	--------	--------
Management fees                             $292,496       292,496
Reimbursable operating expenses              521,726       775,076
Individual General Partners' compensation     26,800        25,376
Expenses absorbed by General Partners       (103,318)     (352,093)
Expenses previously absorbed by General
 Partners                                         --       853,838


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $5,296 and $26,746 due to related parties at September 30, 1997, and December 31, 1996, respectively, for such reimbursable expenses.

Amounts payable for management fees were $32,500 at both September 30, 1997, and December 31, 1996.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. During 1996, it was determined that operational costs paid directly by the Partnership are not subject to this limitation; consequently, $853,838 was payable to related parties. For the nine months ended September 30, 1997 and 1996, respectively, operating expenses incurred by the Managing General Partners exceeded the limitation by $103,318 and $352,093, resulting in this amount being absorbed by the Managing General Partners.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of:


	January 1 through
	September 30, 1997
	-------------------
			Principal
		Investment	Amount or	Cost	Fair
Industry/Company	Position	Date	Shares	Basis	Value
----------------	--------	----------	---------	-----	-----


Balance at January 1, 1997                                    $21,000,400     26,701,934
                                                               ----------     ----------

Significant changes:

Biomedical
----------
Redcell, Inc.           Series B
                        Preferred
                        shares            12/94      797,872            0       (750,000)

Biotechnology
-------------
CV Therapeutics,        Common
 Inc.                   shares           Various      68,900            0        282,524

Prolinx, Inc.           Series A
                        Preferred
                        shares           Various   1,099,363            0        825,000

Prolinx, Inc.           Series B
                        Preferred
                        shares            07/97      164,835      288,461        288,461





Communications
--------------
NetChannel, Inc.        Series B
                        Preferred
                        share warrant
                        at $1.10;
                        expiring 10/99    10/96       22,727         (250)          (250)
NetChannel, Inc.        Series B
                        Preferred         10/96-
                        shares            05/97      183,458       39,317         72,132
NetChannel, Inc.        Convertible
                        note (1)          05/97      $11,279       11,691         11,691
NetChannel, Inc.        Convertible
                        note (1)          09/97      $18,750       18,819         18,819
UT Starcom, Inc.        Common
                        share
                        warrant
                        at $.6875;
                        expiring
                        05/99             03/95      148,456            0        200,730
UT Starcom, Inc.        Series A
                        Preferred
                        shares            03/95      187,500            0        258,750
Wire Networks, Inc.     Series A
                        Preferred
                        shares            02/96       78,553            0        132,754
Wire Networks, Inc.     Series B
                        Preferred
                        shares            02/96       95,980            0         75,824

Computer Systems and Software
-----------------------------
Pilot Network           Series D
 Services               Preferred
                        shares            03/95      371,557            0      1,857,785
Pilot Network           Series E
 Services               Preferred
                        shares            07/96       73,970            0        369,850



Environmental
-------------
Conversion              Series A
 Technologies           Private
 International,         Placement         08/97-
 Inc.                   units (2)         09/97        .7875       78,750         78,750

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Series A
                        Preferred
                        shares            12/94      144,509            0       (236,446)
Avalon Imaging, Inc.    Series C
                        Preferred
                        shares            09/97      379,037      409,360        409,360
Bolder                  Common
 Technologies           shares
 Corporation                              05/96       24,000     (145,206)      (960,981)
Portable                Convertible
 Energy                 note (1)
 Products, Inc.                           03/97      $98,398      102,531        102,531
Portable                Convertible
 Energy                 notes (1)         06/97-
 Products, Inc.                           07/97     $118,629      120,952        120,952

Medical
-------
ADESSO Specialty        Series A
 Services Organization, Preferred
 Inc.                   shares            07/95      400,000            0      1,180,000
ADESSO Specialty        Series B
 Services Organization, Preferred
 Inc.                   shares            03/96      369,231            0      1,089,231
ADESSO Specialty        Series A Preferred
 Services Organization, share warrant at
 Inc.                   $1.00; expiring
                        03/01             03/96       68,704            0        202,677
Biex, Inc.              Series A
                        Preferred
                        shares            07/93      128,205            0         76,923

Biex, Inc.              Series B
                        Preferred
                        shares            10/94       63,907            0         38,344
Biex, Inc.              Series C
                        Preferred
                        shares           Various     250,000            0        149,998
Biex, Inc.              Series D
                        Preferred
                        shares            08/96      111,115            0         66,669
Biex, Inc.              Series D
                        Preferred
                        shares            03/97       44,446       66,669         93,337
Biex, Inc.              Series E
                        Preferred
                        shares            08/97       13,334       33,335         28,001
Megabios                Common
 Corporation            shares          Various      301,274            0      1,480,002
Pharmadigm,             Series A
 Inc.                   Preferred
                        shares            04/93      322,581            0         64,516
Pharmadigm,             Series A
 Inc.                   Preferred
                        shares            12/94      215,054            0         43,011
Pharmadigm,             Series B
 Inc.                   Preferred
                        shares            05/96      137,778            0         27,556
Pharmadigm,             Series C
 Inc.                   Preferred
                        shares            06/97       17,183       37,423         37,423
Pharmadigm,             Series C
 Inc.                   Preferred
                        share warrant
                        at $2.20;
                        expiring
                        06/00             06/97        1,203          378            378
Pharmos                 Common            04/95 &
 Corporation            shares            11/95       60,331            0         71,432
Physiometrix,           Common
 Inc.                   shares            04/96      287,021            0       (447,053)


Microelectronics
----------------
Tessera, Inc.           Common
                        share
                        warrant
                        at $.72848
                        exercised
                        04/97             04/92       72,754       (3,500)       (82,940)
Tessera, Inc.           Series B
                        Preferred
                        shares            05/92      666,666            0      2,086,665
Tessera, Inc.           Common
                        shares            04/97       72,754       56,500         72,754

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Ltd.
                        Partnership
                        interests       various   $1,118,017      (13,481)       173,476
                                                               ----------     ----------

Total significant changes during the nine
 months ended September 30, 1997                                1,101,749      9,610,636

Other changes, net                                                 38,478         68,992
                                                               ----------     ----------

Total equity investments at September 30, 1997                $22,140,627     36,381,562
                                                               ==========     ==========

(1) Convertible notes include accrued interest.  The interest rate on notes issued in 1997 was 8%.
(2)  Each private placement unit consists of 10,000 premium preferred shares with a stated
    value of $10.00 per share.



Marketable Equity Securities
----------------------------

At September 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $3,952,675 and $4,423,550, respectively, and aggregate market values of $2,303,057 and $3,644,937, respectively. The net unrealized losses at September 30, 1997, and December 31, 1996, included gross gains of $302,642 and $1,428,442, respectively.

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

In July of 1997, the Partnership funded a bridge in the amount of $35,000. In September of 1997, the Partnership converted bridge notes, totaling $188,223 plus accrued interest of $6,137, to 179,963 Series C Preferred shares. At the same time the Partnership also purchased 199,074 additional Series C Preferred shares for $215,000. The pricing of this round, in which third parties participated, indicated a fair value decrease of $198,992 for the Partnership's existing investment.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

In August of 1997, the Partnership purchased 13,334 Series E Preferred shares for $33,335. The pricing of this round, in which third parties participated, indicated a fair value increase of $367,394 for the Partnership's existing investment.

Bolder Technologies Corporation
-------------------------------

During the first nine months of 1997, the Partnership sold its entire investment in the company for total proceeds of $786,195 and realized a gain of $640,989.

Conversion Technologies International, Inc.
-------------------------------------------

In August and September of 1997, the Partnership made an additional investment of $78,750 in the company by purchasing .625 and .1625 units of Series A private placement. Each unit consisted of 10,000 premium preferred shares with a stated value of $10 per share.

Megabios Corporation
--------------------

In September of 1997, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Preferred shares being converted to 301,274 common shares. At September 30, 1997, the Partnership recorded an increase in the charge in fair value of $1,480,002 to reflect the publicly-traded market price of its investments.

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

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 78,762 Series B Preferred shares. The Partnership also purchased 191,817 Series B Preferred shares by converting $13,721 of the notes receivable discussed above including accrued interest of $345 for a total cost of $14,066. The remaining note principal of $11,279 was reissued as a new note. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $32,815 for the above transactions.

In September of 1997, the Partnership funded bridge notes amounting to $18,819, which included $69 of accrued interest. In addition, the Partnership is entitled to receive warrants to purchase 25% of the number of shares issued upon conversion at an exercise price equal to the conversion price.

Pharmadigm, Inc.
----------------

In June of 1997, the Partnership made an additional investment in the company by purchasing 17,183 Series C Preferred shares and received a warrant to purchase 1,203 Series C Preferred shares for $37,801. The pricing of this round, in which third parties participated, was adjusted by Pharmadigm, Inc. in August 1997 and indicated a fair value increase of $137,250 for the Partnership's existing investment.

Pilot Network Services, Inc.
----------------------------

In March of 1997, the company completed a round of financing in which the Partnership did not participate. The pricing of this round indicated a fair value increase of $2,227,635 for the Partnership's existing investment.


Portable Energy Products, Inc.
------------------------------

In March of 1997, the Partnership issued a $98,398 convertible note receivable to the company and received a warrant to purchase 98,398 common shares.

In July of 1997, the Partnership issued a $118,629 convertible note receivable to the company and received a warrant to purchase 29,658 Common shares.

Prolinx, Inc.
-------------

In July of 1997, the Partnership made an additional investment in the company by purchasing 164,835 Series B Preferred shares for $288,461. The pricing of this round, in which third parties participated, indicated a fair value increase of $825,000 for the Partnership's existing investment.

Redcell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $750,000 for the Partnership's existing investment at September 30, 1997.

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

In October, 1997, the Partnership exercised its common shares warrant for $100,000 and received 148,456 common shares. The Partnership then sold its entire investment in the company for total proceeds of $3,625,891 and realized a gain of $3,150,891.

Wire Networks, Inc.
-------------------

In July of 1997, the Partnership converted its $7,917 note receivable, including accrued interest of $413, into 2,740 Series C Preferred shares at a total cost of $8,330. The pricing of this round in which third parties participated, indicated a $208,578 increase in the fair value of the Partnership's existing investment.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $13,481 in venture capital limited partnership investments during the nine months ended September 30, 1997. The decrease was a result of additional contributions of $95,000, offset by a return of capital in the form of cash and stock distributions of $23,133 and $10,648, respectively, and the redemption of 1,200 shares of O,W&W Pacrim Investments Limited for $74,700. The Partnership recorded a fair value increase of $173,476 as a result of a net increase in fair value of the underlying investments, partially offset by stock distributions from one venture capital limited partnership investment.

During the first nine months of 1997, the Partnership received cash distributions of $19,709 and common stock distributions of Informix Software, Inc., with a fair value of $29,696 (of which $10,648 represented a distribution from a return of capital) and Metromail, Inc. with a fair value of $46,723. These distributions were recorded as realized gains from venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership may not sell its Megabios shares before March 1998. Portions of the Partnership's Physiometrix shares are restricted.

Included in the September 30, 1997, and December 31, 1996, equity investment fair values was a $1,000,000 reserve for unrealized loss from a contingent liability. See Note 7 to the financial statements for additional disclosure.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1997, through September 30, 1997, consisted of:

Balance at January 1, 1997                                    $29,142

1997 activity:
 Secured notes receivable issued                               33,902
 Repayments of secured notes receivable                       (45,580)
 Change in interest receivable and original issue discount    (10,644)
                                                               ------

 Total secured notes receivable, net,
 at September 30, 1997                                        $ 6,820
                                                               ======

The Partnership had accrued interest of $4,867 and $15,171 at September 30, 1997, and December 31, 1996, respectively.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of:

	1997	1996
	---------	---------
Demand accounts                                 $     95          2,764
Money-market accounts                            622,521      1,614,321
                                                 -------      ---------
 Total                                          $622,616      1,617,085
                                                 =======      =========

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1997, the Partnership had unfunded commitments as follows:



Type
----

Equity investments                                            $ 55,624
Term notes                                                     247,500
Venture capital limited partnership investments                151,345
                                                               -------
 Total                                                        $454,469
                                                               =======


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $676,511. The Partnership paid management fees of $292,496 to the Managing General Partners and reimbursed related parties for operating expenses of $439,858. In addition, $26,800 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $237,807 were paid and $320,450 in interest and dividend income was received.

During the nine months ended September 30, 1997, the Partnership funded secured notes receivable totaling $33,902 to a portfolio company in the industrial/business automation industry and equity investments of $1,377,335 primarily to portfolio companies in the medical, biotechnology and industrial/business automation industries. Proceeds from sales of equity investments were $883,097, of which $60,211 related to sales prior to December 31, 1996, which have been settled. Distributions of $117,537 from venture capital limited partnership investments were received. Repayments of convertible and secured notes receivable provided cash of $47,065 and $45,580, respectively. As of September 30, 1997, the Partnership was committed to fund additional investments totaling $454,469 and has outstanding guarantees up to $1,000,000 as discussed in Note 7 to the financial statements.

Cash and cash equivalents at September 30, 1997, were $622,616. Future interest income on short-term investments, proceeds from investment sales, and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $3,956,570 and $923,866 for the three months ended September 30, 1997 and 1996, respectively. The change was primarily due to a $3,459,750 increase in the change in net unrealized fair value of equity investments and a $204,104 increase in net realized gain from equity investment sales. These changes were partially offset by decreases of $277,000 and $265,720 in the change in net unrealized fair value of secured notes receivable and other investments, respectively, and a $109,461 increase in operating expenses.

During the three months ended September 30, 1997, the increase in fair value of equity investments of $4,234,640 was primarily due to increases in portfolio companies in the medical, computer systems and software, and biotechnology industries. During the same period in 1996, the increase of $774,890 was primarily due to decreases in portfolio companies in the computer systems and software and industrial/business automation industries, partially offset by decreases in the environmental and medical industries.

For the quarter ended September 30, 1997, realized gains of $204,104 mainly related to the common stock sale of Bolder Technologies
Corporation. There were no sales of equity investments in the same quarter of 1996.

During the three months ended September 30, 1996, the Partnership recorded an increase in fair value of secured notes receivable of $277,000 due to the reclassification of secured notes receivable to other investments as these notes had been reflected with fair values less than cost. There was no such reclassification for the same period in 1997.

During the quarter ended September 30, 1997, the Partnership recorded a $265,720 decrease in the fair value of other investments based on the opinion of the Managing General Partners.

Total operating expenses were $197,076 and $87,615 for the quarters ended September 30, 1997 and 1996, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $103,318 and $236,650 during the quarters ended September 30, 1997 and 1996, respectively. Had the limitation not been in effect, total operating expenses would have been $300,394 and $324,265 in the third quarters of 1997 and 1996, respectively. The decrease in operating expenses in the current quarter over the comparative period in 1996 was primarily due to a higher level of activity required for portfolio management in 1996. This decrease was partially offset by the relocation of the Partnership's administrative and investor service operations to Santa Fe, New Mexico in the third quarter of 1997. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
-----------------------------------------------------------------
preceding year
--------------

Net income was $8,361,237 for the nine months ended September 30, 1997, compared to a net loss of $784,365 during the same period in 1996. The change was primarily due to a $7,115,186 increase in the change in net unrealized fair value of equity investments, a $2,434,373 decrease in realized losses from investment write-downs, an $845,345 decrease in total operating expenses, and a $183,243 increase in total income.
These changes were partially offset by a $955,000 decrease in the change in net unrealized fair value of secured notes receivable, a $271,959 decrease in net realized gain from sales of equity investments, and a $265,720 decrease in the fair value of other investments.

During the nine months ended September 30, 1997, the increase in fair value of equity investments of $8,539,401 was primarily due to increases in portfolio companies in the medical, microelectronics, biotechnology, and computer systems and software industries, partially offset by decreases in the biomedical and industrial/business automation industries. During the same period in 1996, the increase of $1,424,215 was primarily due to increases in portfolio companies in the medical and industrial/business automation industries, partially offset by decreases in the computer systems and software and environmental industries.

The Partnership did not record any realized losses form investment write-downs for the nine months ended September 30, 1997. During the same period in 1996, realized losses of $2,434,373 mostly related to equity investments in the computer systems and software industry.

Total operating expenses were $653,334 and $1,498,679 for the nine months ended September 30, 1997 and 1996, respectively. As discussed in
Note 3 to the financial statements, the Managing General Partners absorbed $103,318 and $352,093 for the nine months ended September 30, 1997 and 1996, respectively, and was reimbursed $853,838 in 1996 for prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $756,652 and $996,934 during the nine months ended September 30, 1997 and 1996, respectively. The decrease was mainly due to lower investment operations from lower overall portfolio activities.

Total income was $344,547 and $161,304 for the nine months ended
September 30, 1997 and 1996, respectively. The increase was substantially due to $280,010 in dividend income from Tessera, Inc., partially offset by a decrease in interest income due to lower cash balances and lower secured notes receivable outstanding.

During the nine months ended September 30, 1996, the Partnership recorded an increase in fair value of secured notes receivable of $955,000 due to the reclassification of secured notes receivable totaling $1,275,000 and $681,565 to equity investments and other investments, respectively, as these notes had been reflected with fair values less than cost. There was no such reclassification for the same period in 1997.

For the nine months ended September 30, 1997, realized gains of $630,159 mainly related to the common stock sale of Bolder Technologies
Corporation. During the same period in 1996, realized gains of $902,118 mostly related to the common stock sale of TheraTx, Incorporated.

During the nine months ended September 30, 1997, the Partnership recorded a $265,720 decrease in the fair value of other investments based on the opinion of the Managing General Partners.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 14, 1997 By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller