Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1998-03-30
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Year Ended December 31, 1997

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

                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated January 22, 1992, forming a part of Registration Statement No. 33-31237 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC as revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1997.

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
(b) At December 31, 1997, there were 6,574 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

	For the Years Ended and As of December 31,
	-----------------------------------------------------------------
	1997	1996	1995	1994	1993
	--------	--------	--------	--------	--------
Total interest income	$  109,168	177,557	620,711	943,311	1,130,936
Total dividend income	280,010	--	--	--	--
Net operating loss	(678,851)	(1,796,650)	(1,095,815)	(689,890)	(503,124)
Net realized gain from
  sales of equity
  investments	3,781,057	2,174,495	935,950	3,209,979	65,814
Realized losses from
  investment write-downs	(1,059,212)	(4,049,697)	(3,137,377)	(541,125)	(187,887)
Recoveries from investments
  previously written-off	--	23,922	45,248	--	--
Net realized gain (loss) from
 venture capital limited
 partnership investments	38,757	22,997	--	--	(3,712)
Net realized income (loss)	2,081,751	(3,624,933)	(3,251,994)	1,978,964	(628,909)
Change in net unrealized
 fair value:
  Equity investments	8,572,830	2,019,333	765,254	(314,082)	1,933,993
  Secured notes receivable	--	955,000	(395,000)	(443,000)	(44,000)
  Other investments	(265,720)	--	--	--	--
Net income (loss)	10,388,861	(650,600)	(2,881,740)	1,221,882	1,261,084
Net realized income
 (loss) per Unit	5	(9)	(8)	5	(2)
Total assets	39,415,870	29,077,479	29,698,636	32,599,849	31,415,262


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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1997, net cash used by operating activities totaled
$853,082. The Partnership paid management fees of $357,496 to the Managing General Partners and reimbursed related parties for operating expenses of $526,354. In addition, $37,728 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $287,846 were paid. The Partnership received $356,342 in interest and dividend income.

In 1997, the Partnership issued $33,902 in secured notes receivable to a portfolio company in the computer systems and software industry. Equity investments of $2,595,910 were funded primarily to portfolio companies in the medical and industrial/business automation industries. The
Partnership paid off a line of credit totaling $1,055,862 which it had guaranteed for a portfolio company in the computer and computer software industry. (See Note 9 to the financial statements for additional disclosure.)
Repayments of secured and convertible notes receivable during 1997 provided cash of $94,938. Proceeds from the sale of equity investments were $4,508,995 and cash distributions of $157,273 were received from venture capital limited partnership investments. At December 31, 1997, the Partnership had commitments to fund additional investments totaling $291,345.

Cash and cash equivalents at December 31, 1997, were $1,839,535. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1997 compared to 1996
---------------------

Net income was $10,388,861 in 1997, compared to a net loss of $650,600 in 1996. The increase in net income was primarily due to a $5,332,777 increase in the change in net unrealized fair value of investments and secured notes receivable, a $2,990,485 decrease in realized losses from investment write-downs, a $1,606,562 increase in net realized gain from sales of equity investments, and a $909,575 decrease in operating expenses.

The $8,572,830 increase in the fair value of equity investments during 1997 was primarily due to portfolio companies in the medical, computer systems and software, and microelectronics industries, partially offset by decreases in the communications and industrial and business automation industries. During 1996, the increase in fair value of equity investments of $2,019,333 was primarily due to portfolio companies in the medical, computer systems and software, and communications industries, partially offset by decreases in the biotechnology and environmental industries. During 1996, the Partnership also recorded a $955,000 increase in secured notes receivable value as a result of the reclassification of secured notes receivable to equity and other investments.

During 1997, realized losses from investment write-downs of $1,059,212 primarily resulted from a portfolio company in the computer systems and software industry. (See Notes 4 and 9 to the financial statements for additional information.) During 1996, realized losses from investment write-downs of $4,049,697 primarily related to portfolio companies in the computer systems and software and environmental industries.

Net realized gain from sales of equity investments of $3,781,057 in 1997 resulted primarily from the sales of shares in UT Starcom, Inc. and Bolder Technologies
Corporation. The 1996 net realized gain of $2,174,495 was mostly due to sales of common stock of Bolder Technologies
Corporation and TheraTx, Incorporated.

Total operating expenses were $640,306 and $1,549,881 in 1997 and 1996, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa
Fe, New Mexico. As disclosed in Note 2 to the financial statements, the Partnership may not reimburse the General
Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $404,486 and $531,571 were absorbed by the General Partners in 1997 and 1996, respectively. During 1996, it was determined that certain operational costs paid directly by the Partnership were not subject to the limitation. Consequently, in 1996, $853,838 of direct Partnership expenses previously absorbed by the General Partners were recognized as additional expenses.
Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses in 1997 and 1996, would have been $1,044,792 and $1,227,614, respectively. The decrease is primarily due to decreased investment operations expenses as the overall level of portfolio activity has decreased.

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

During 1996, the increase in fair value of equity investments of $2,019,333 was primarily due to portfolio companies in the medical, computer systems and software, and communications industries, partially offset by decreases in the biotechnology and environmental industries. The 1996 increase was offset by a $1,000,000 reserve for a contingent liability as disclosed in Note 9 of the financial statements. During 1995, the increase of $765,254 was primarily due to portfolio companies in the communications, microelectronics, and retail/consumer products industries, partially offset by decreases in the medical industry.

During 1996, net realized gain from sales of equity investments of $2,174,495 was mostly due to the sales of common stock of Bolder Technologies Corporation, and TheraTx, Incorporated. During 1995, net realized gain of $935,950 was mostly due to the partial sales of common stock of UroMed Corporation and TheraTx, Incorporated.

Management fees were $389,995 and $796,284 for 1996 and 1995, respectively. As discussed in Note 2 to the financial statements, management fees decreased from two percent to one percent per annum of total Limited Partner capital contributions beginning in January of 1996.

During 1996, realized losses from investment write-downs of $4,049,697 primarily related to portfolio companies in the computer systems and software and environmental industries.
During 1995, realized losses of $3,317,377 primarily related to portfolio companies in the environmental, medical and retail/consumer products industries.

Total operating expenses were $1,549,881 and $861,329 for 1996 and 1995, respectively. As disclosed in Note 2 to the financial statements, the Partnership may not reimburse the General Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $531,571 and $770,116 were absorbed by the General Partners in 1996 and 1995, respectively. During 1996, it was determined that certain operational costs paid directly by the Partnership were not subject to the limitation. Consequently, in 1996, $853,838 of direct Partnership expenses previously absorbed by the General Partners were recognized as additional expenses.
Also disclosed in Note 2, 1995 expenses included expenses of $453,884 not previously recognized by the Partnership of which $316,543 related to prior years. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,227,614 and $1,314,902 in 1996 and 1995, respectively.

Total interest income was $177,557 and $620,711 for 1996 and 1995, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from new and follow-on investments.

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None


                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General
Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The
Managing General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Venture Capital Fund VI, LLC
Prospectus, as revised January 22, 1998, forming a part of the December 5, 1997 Pre-Effective Amendment No. 1 to the
Form N-2 Registration Statement No. 333-23913 dated July
11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred $389,995 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General
Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Individual
General Partners and related expenses.  For the year ended
December 31, 1997, $37,728 of such fees were incurred.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. Two of the three Individual General Partners each own 20 Units and the third owns 70 Units. The Individual
General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

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

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1997
                    and 1996
                  Statements of Operations for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Partners' Capital for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years
                    ended December 31, 1997, 1996 and 1995
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

         (c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                /S/KPMG Peat Marwick LLP
March 25, 1998

BALANCE SHEETS
--------------

	December 31,
	---------------------
	1997	1996
	---------	---------
ASSETS

Investments:
  Equity investments (cost basis of
    $22,803,180 and $21,000,400
    for 1997 and 1996, respectively)	$37,077,544	26,701,934
  Secured notes receivable, net
    (cost basis of $4,479 and
    $29,142 for 1997 and 1996,
    respectively)	4,479	29,142
  Other investments (cost basis of
    $664,299 for 1997 and 1996)	398,579	664,299
	----------	----------

       Total investments	37,480,602	27,395,375

Cash and cash equivalents	1,839,535	1,617,085

Due from related parties	86,078	--

Other assets	9,655	65,019
	----------	----------

         Total assets	$39,415,870	29,077,479
	==========	==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$    45,893	37,117

Due to related parties	--	59,246

	----------	----------

    Total liabilities	45,893	96,363

Commitments and contingencies
 (Notes 2 and 9)

Partners' capital:
  Limited Partners
    (Units outstanding of
    400,000 in both 1997 and 1996)	25,359,042	23,337,188
  General Partners	2,291	(57,606)

  Net unrealized fair value
   increase (decrease)
   from cost:
    Equity investments	14,274,364	5,701,534
    Other investments	(265,720)	--
	----------	----------

    Total partners' capital	39,369,977	28,981,116
	----------	----------

      Total liabilities and
       partners' capital	$39,415,870	29,077,479
	==========	==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	-------	-------	-------
Income:
  Secured notes
   receivable interest	$    56,636	106,108	106,723
  Short-term investment
   interest	52,532	71,449	513,988
  Dividend income	280,010	--	--
	---------	---------	---------

     Total income	389,178	177,557	620,711

Costs and expenses:
  Management fees	389,995	389,995	796,284
  Individual General
   Partners' compensation	37,728	34,331	51,913
  Amortization of
   organizational costs	--	--	7,000
  Operating expenses:
    Administrative and
      investor services	559,356	466,439	874,536
    Investment operations	284,380	487,139	551,937
    Professional fees	73,067	113,891	81,538
    Computer services	127,989	160,145	123,434
    Expenses absorbed by
     General Partners	(404,486)	(531,571)	(770,116)
    Expenses previously
     absorbed by General
     Partners	--	853,838	--
	---------	---------	---------

      Total operating
       expenses	640,306	1,549,881	861,329
	---------	---------	---------

  Total costs and expenses	1,068,029	1,974,207	1,716,526
	---------	---------	---------

Net operating loss	(678,851)	(1,796,650)	(1,095,815)

  Net realized gain from
   sales of equity
   investments	3,781,057	2,174,495	935,950
  Realized losses from
   investment write-downs	(1,059,212)	(4,049,697)	(3,137,377)
  Recoveries from
   investments previously
   written off	--	23,922	45,248

Net realized gain from
  venture capital limited
  partnership investments	38,757	22,997	--
	----------	---------	---------
Net realized income (loss)	2,081,751	(3,624,933)	(3,251,994)

Change in net unrealized
  fair value:
  Equity investments	8,572,830	2,019,333	765,254
  Other investments	(265,720)	--	--
  Secured notes receivable	--	955,000	(395,000)
	----------	---------	---------

Net income (loss)	$10,388,861	(650,600)	(2,881,740)
	==========	=========	=========

Net realized income (loss)
  per Unit	$         5	(9)	(8)
	==========	=========	=========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1997, 1996 and 1995:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                                                    Equity       Secured
                             Limited     General   and Other      Notes
                             Partners   Partners  Investments   Receivable       Total
                             --------   --------  -----------  -------------     -----
Partners' capital,
 December 31, 1994        $30,145,346     11,163    2,916,947    (560,000)   32,513,456

Net realized loss          (3,219,474)   (32,520)          --          --    (3,251,994)

Change in net unrealized
 fair value:
  Equity investments               --         --      765,254          --       765,254
  Secured notes receivable         --         --           --    (395,000)     (395,000)
                           ----------     ------    ---------     -------    ----------

Partners' capital,
 December 31, 1995         26,925,872    (21,357)   3,682,201    (955,000)   29,631,716

Net realized loss          (3,588,684)   (36,249)          --          --    (3,624,933)

Change in net unrealized
 fair value:
  Equity investments               --         --    2,019,333          --     2,019,333


  Secured notes receivable         --         --           --     955,000       955,000
                           ----------     ------    ---------     -------    ----------
Partners' capital,
 December 31, 1996         23,337,188    (57,606)   5,701,534          --    28,981,116

Net realized income         2,021,854     59,897           --          --     2,081,751

Change in net unrealized
 fair value:
  Equity investments               --         --    8,572,830          --     8,572,830
  Other investments                --         --     (265,720)         --      (265,720)
                           ----------     ------   ----------    --------    ----------
Partners' capital,
 December 31, 1997        $25,359,042      2,291   14,008,644          --    39,369,977
                           ==========     ======   ==========    ========    ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

	For The Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	----------	----------	---------
Cash flows from operating
 activities:
  Interest received	$    76,332	166,387	620,712
  Dividends received	280,010	--	--
  Cash paid to vendors	(287,846)	(276,630)	(231,037)
  Cash paid to related
   parties	(921,578)	(1,659,888)	(1,495,100)
	----------	---------	----------
    Net cash used by
     operating activities	(853,082)	(1,770,131)	(1,105,425)
	----------	---------	----------

Cash flows from investing
 activities:
  Secured notes receivable
   issued	(33,902)	(208,334)	(1,066,666)
  Purchase of equity
   investments	(2,595,910)	(4,843,447)	(7,414,638)
  Payment of loan
   guarantee	(1,055,862)	--	--
  Repayment of secured and
   convertible notes
   receivable	94,938	547,440	588,817
  Proceeds from sales of
    investments	4,508,995	3,466,227	2,022,421
  Distributions from venture
   capital limited partnership
   investments	157,273	29,288	--
	----------	---------	----------
    Net cash provided (used)
     by investing activities	1,075,532	(1,008,826)	(5,870,066)
	----------	---------	----------

Net increase (decrease) in
 cash and cash equivalents	222,450	(2,778,957)	(6,975,491)

Cash and cash equivalents
 at beginning of year	1,617,085	4,396,042	11,371,533
	----------	---------	----------

Cash and cash equivalents
 at end of year	$ 1,839,535	1,617,085	4,396,042
	==========	=========	==========



STATEMENTS OF CASH FLOWS (continued)
-----------------------------------


	For the Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	---------	---------	---------
Reconciliation of net
 income (loss) to net cash
 used by operating activities:

Net income (loss)	$10,388,861	(650,600)	(2,881,740)

Adjustments to reconcile
 net income (loss) to net
 cash used by operating
 activities:
  Amortization of
   organizational costs	--	--	7,000
  Change in net unrealized
    fair value:
      Equity investments	(8,572,830)	(2,019,333)	(765,254)
      Secured notes
       receivable	--	(955,000)	395,000
      Other investments	265,720	--	--
  Realized losses from
   investment write-downs	1,059,212	4,049,697	3,137,377
  Net realized gain from
   sales of equity
   investments	(3,781,057)	(2,174,495)	(935,950)
  Net realized gain from
   venture capital limited
   partnership investments	(38,757)	(22,997)	--
  Recoveries from investments
   previously written off	--	(23,922)	(45,248)
  Other, net	--	(1,867)	(5,992)

Changes in:
   Accrued interest on
    convertible and secured
    notes	(32,836)	(9,303)	5,993
   Accounts payable and
    accrued expenses	8,776	10,417	(3,801)
   Due to/from related
    parties	(145,324)	18,276	(14,811)
   Other, net	(4,847)	8,996	2,001
	----------	---------	----------
Net cash used
 by operating activities	$  (853,082)	 (1,770,131)	(1,105,425)
	==========	=========	==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------


	For the Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	---------	---------	---------

Non-cash investing
 activities:
Reclassification of secured
 notes to equity investments
(subordinated notes
 receivable)	$        --	1,275,000	--
	==========	=========	==========

Reclassification of secured
 notes to other investments	$        --	681,565	--
	==========	=========	==========

Common stock recovered
 from equity investment
 previously written off	$        --	--	45,248
	==========	=========	==========


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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

     Equity and Other Investments
     ----------------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $1,703,410 and $3,644,937 at December 31, 1997 and 1996, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $35,374,134 and $23,056,997 at December 31, 1997 and 1996, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.
Venture capital limited partnership investments are initially recorded at cost and are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

At times, the Partnership may receive other assets in satisfaction of secured notes receivable or equity investments in portfolio companies. Such assets are classified as other investments and are recorded at their fair value upon receipt.

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity, venture capital and other investments and convertible and subordinated notes receivable may not be recoverable, a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

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

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $23,471,958 by $305,462 as of December 31, 1997.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding (400,000) at December 31, 1997, 1996 and 1995 into total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1997,
1996 and 1995, related party costs were as follows:


	1997	1996	1995
	---------	---------	---------


Management fees	$389,995	389,995	796,284
Individual General
 Partners' compensation	37,728	34,331	51,913
Amortization of organi-
 zational costs	--	--	7,000
Reimbursable operating
 expenses:
  Administrative and
   investor services	373,519	341,641	758,167
  Investment operations	260,707	429,785	520,607
  Computer services	118,791	160,145	123,434
Expenses absorbed by
 General Partners	(404,486)	(531,571)	(770,116)
Expenses previously
 absorbed by General
 Partners	--	853,838	--


Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, beginning January 2, 1996, management fees changed from two percent to one percent per annum of adjusted Capital contributions. Such amounts due to related parties were $64,999 and $32,500 at December 31, 1997 and 1996, respectively.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. At December 31, 1997, amounts due from related parties related to such expenses were $151,077 compared to $26,746 due to related parties at December 31, 1996. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services expenses of $453,884 that was not previously recognized by the Partnership; however, during 1995, $392,555 of this amount was absorbed by the Managing General Partners. The $453,884 consisted of $137,341 and $316,543 for 1995 and prior years, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions in 1996 and 2% in prior years. During 1996, it was determined that certain operational costs paid directly by the Partnership were not subject to this limitation; consequently, $853,838 was reimbursed to the Managing General Partners. In 1997, 1996 and 1995, operating expenses incurred by the Managing General Partners exceeded the limitation by $404,486, $531,571 and $770,116, respectively, resulting in these amounts being absorbed by the Managing General Partners. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,044,792, $1,227,614 and $1,314,902 for
1997, 1996 and 1995, respectively.

As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Individual General Partners and related expenses. Two of the three Individual General Partners each own 20 Units and the third owns 70 Units.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1997, the Partnership had an indirect interest in non-transferable Physiometrix, Inc. and Conversion Technologies International, Inc. options at an exercise price higher than the current market value.

In 1996 and 1995, TFL had a sublease rental agreement with a Partnership portfolio company in the medical industry. The terms of this agreement were similar to those which would apply to an unrelated party.

3.  Allocation of Profits and Losses
    --------------------------------

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



4.  Equity Investments
    ------------------

At December 31, 1997, and December 31, 1996, equity investments consisted of:

                                                      December 31, 1997     December 31, 1996
                                          Principal   ------------------    -----------------
                             Investment   Amount or   Cost        Fair       Cost      Fair
Industry/Company  Position      Date       Shares     Basis       Value      Basis     Value
----------------  --------      ----       ------     -----       -----      -----     -----

Biomedical
----------
Arcturus         Common
 Pharmaceutical  share
 Corporation     warrant
                 at $3.62;
                 expiring
                 08/97          08/92        16,549         --         --          0          0
Axys             Common
 Pharmaceuticals shares
 Inc.                           12/95        37,855    500,000    315,711    500,000    520,052
Redcell, Inc.    Series B
                 Preferred
                 shares         12/94       797,872    750,000          0    750,000    750,000
Redcell, Inc.    Convertible
                 note (1)       02/96      $179,932    196,296    196,296    192,563    192,563
Redcell, Inc.    Series C
                 Preferred
                 share warrant
                 exercise price             $26,990
                 TBD;                       aggregate
                 expiring                   purchase
                 02/01          02/96       price            0          0          0          0
Redcell, Inc.    Convertible
                 note (1)       07/96       $17,993     19,033     19,033     18,673     18,673




Redcell, Inc.    Series C
                 Preferred
                 Share warrant
                 exercise
                 price                      $2,699
                 TBD;                       aggregate
                 expiring                   purchase
                 07/01          07/96       price            0          0          0          0

Biotechnology
-------------
CV Therapeutics, Common
 Inc.            share
                 warrant
                 at $20.00;
                 expiring
                 09/00          09/95         3,200      1,280          0      1,280          0
CV Therapeutics, Common         03/94&
 Inc.            Shares         09/95        68,900  1,376,720    625,612  1,376,720    333,304
Molecular        Common
 Geriatrics      shares
 Corporation                    09/93        47,170    250,000     94,340    250,000     94,340
Prolinx, Inc.    Series A
                 Preferred
                 shares         05/95       328,929    328,929    575,626    328,929    328,929
Prolinx, Inc.    Series A
                 Preferred
                 shares         12/95       342,071    342,071    598,624    342,071    342,071
Prolinx, Inc.    Series A
                 Preferred
                 shares         09/96       429,000    429,000    750,750    429,000    429,000
Prolinx, Inc.    Series B
                 Preferred
                 shares         07/97       164,835    288,461    288,461         --         --

Communications
--------------
NetChannel, Inc. Series B
                 Preferred
                 shares         10/96        47,340     24,750     25,000     24,750     24,750



NetChannel, Inc. Series B
                 Preferred
                 share warrant
                 at $1.10;
                 expiring
                 10/99          10/96        22,727         --         --        250        250
NetChannel, Inc. Series B
                 Preferred
                 shares         01/97        47,340     11,477     25,000         --         --
NetChannel, Inc. Series B
                 Preferred
                 shares         03/97        56,808     13,774     29,999         --         --
NetChannel, Inc. Convertible
                 note (1)       05/97       $11,279     11,917     11,917         --         --
NetChannel, Inc. Series B
                 Preferred
                 shares         05/97        31,970     14,067     16,883         --         --
NetChannel, Inc. Convertible
                 note (1)       09/97       $ 9,375      9,605      9,605         --         --
NetChannel, Inc. Convertible
                 note (1)       09/97       $ 9,375      9,592      9,592         --         --
NetChannel, Inc. Series X
                 Preferred
                 warrant at
                 exercise                   Aggregate
                 price TBD                  Purchase price
                 expiration TBD 09/97         2,344          0          0         --         --
NetChannel, Inc. Series X
                 Preferred
                 warrant at
                 exercise                   Aggregate
                 price TBD                  Purchase price
                 expiration TBD 09/97         2,344          0          0         --         --
Positive         Series E
 Communications, Preferred
 Inc.            shares         09/94       285,714  1,000,000  1,214,285  1,000,000  1,214,285
Positive         Series G
 Communications, Preferred
 Inc.            shares         08/95        17,885     76,011     76,011     76,011     76,011
Positive         Convertible
 Communications, note (1)
 Inc.                           03/96       $63,047     72,037     72,037     66,942     66,942

Positive         Common
 Communications, share
 Inc.            warrant
                 at $.50;
                 expiring
                 03/01          03/96         3,709          4     13,909          4     13,909
Positive         Convertible
 Communications, note (1)
 Inc.                           10/96       $47,065         --         --     47,870     47,870
Positive         Common
 Communications, share
 Inc.            warrant
                 at $0.50;
                 expiring
                 10/01          10/96         5,537          6     20,764          6     20,764
UT Starcom, Inc. Common
                 share
                 warrant
                 at $.6875;
                 expiring
                 05/99          03/95       145,456         --         --          0    900,736
UT Starcom, Inc. Series A
                 Preferred
                 shares         03/95       187,500         --         --    375,000  1,290,000
Wire Networks,   Series A
 Inc.            Preferred
                 shares         02/96        78,553    106,047    238,801    106,047    106,047
Wire Networks,   Series B
 Inc.            Preferred
                 shares         02/96        95,980    215,955    291,779    215,955    215,955
Wire Networks,   Convertible
 Inc.            note (1)       11/96        $7,917         --         --      7,990      7,990
Wire Networks,   Series C
 Inc.            Preferred
                 shares         07/97         2,740      8,330      8,330         --         --

Computer Systems and Software
-----------------------------
Ascent Logic     Common
 Corporation     share
                 warrant
                 at $.94;
                 exercised
                 03/97          03/92        31,915         --         --      2,500          0
Ascent Logic     Series C
 Corporation     Preferred
                 shares         10/92       425,532    396,000    148,936    396,000    148,936
Ascent Logic     Common
 Corporation     shares         03/97        36,443     23,796     12,755         --         --
Informix         Common
 Software, Inc.  shares         03/96         1,534         --         --     51,773     32,329
Informix         Common
 Software, Inc.  shares         04/97         1,491         --         --         --         --
Lynk Systems,    Common
 Inc.            share
                 warrant
                 at $0.33;
                 expiring
                 07/98          07/93       105,000      3,500    369,600      3,500    369,600
Pilot Network    Series D
 Services, Inc.  Preferred
                 shares         03/95       371,557    650,225  3,344,013    650,225  1,486,228
Pilot Network    Series E
 Services, Inc.  Preferred
                 shares         07/96        73,970    295,880    665,730    295,880    295,880
Velocity         Series A
 Incorporated    Preferred
                 shares         10/94    12,572,652         --         --          0          0
Velocity         Common
 Incorporated    share
                 warrant
                 at $1.00;
                 expiring
                 03/00          03/95        25,000          0          0          0          0
Velocity         Subordinated   08/95-
 Incorporated    notes (1)      10/95    $  250,000          0          0          0          0
Velocity         Subordinated   11/95-
 Incorporated    notes (1)      09/96    $1,296,650          0          0          0          0

Velocity         Subordinated
 Incorporated    notes (1)      08/97         3,350          0          0         --         --
Versant Object   Common
 Technology      shares         05/97         2,091     18,559     28,396         --         --

Environmental
-------------
Conversion       Common
 Technologies    shares
 International,
 Inc.                           05/96       207,547  1,500,000    197,170  1,500,000    357,085
Conversion       Class A
 Technologies    warrant
 International,  at $5.85;
 Inc.            expiring
                 05/01          05/96        93,750          0          0          0          0
Conversion       Common share
 Technologies    warrant
 International,  at $5.28;
 Inc.            expiring
                 05/00          05/96        51,884          0      8,301          0          0
Conversion       Series A
 Technologies    private
 International,  placement
 Inc.            units (4)      08/97         .6250     62,500     62,500         --         --
Conversion       Series A
 Technologies    private
 International,  placement
 Inc.            units (4)      09/97         .1625     16,250     16,250         --         --
Naiad            Series A
Technologies,Inc.Preferred
                 shares         12/95        50,000     25,000    162,500     25,000    100,000
Naiad            Series B
Technologies,Inc.Preferred
                 shares         11/96        15,102     30,204     49,082     30,204     30,204
Naiad            Series C
Technologies,Inc.Preferred
                 shares         11/97        49,230    159,998    159,998         --         --
SRG Products     Convertible
 Corporation     note (1)       07/94       $56,880          0          0          0          0
SRG Products     Convertible
 Corporation     note (1)       09/94      $116,261          0          0          0          0

SRG Products     Convertible
 Corporation     note (1)       01/95        $5,101          0          0          0          0
SRG Products     Subordinated
 Corporation     note (1)       04/95       $56,880     57,224     57,224     57,271     57,271
SRG Products     Subordinated
 Corporation     note (1)       06/95      $122,547          0          0          0          0

Industrial/Business Automation
------------------------------
Avalon Imaging,  Redeemable
 Inc.            Series A
                 Preferred
                 shares         12/94       144,509    250,001    197,081    250,001    433,527
Avalon Imaging,  Redeemable
 Inc.            Series B
                 Preferred      02/96&
                 shares         06/96       166,667    499,671    537,125    500,001    500,001
Avalon Imaging,  Common
 Inc.            shares         04/96       125,000    250,000    250,000    250,000    250,000
Avalon Imaging,  Series C
 Inc.            Preferred
                 share
                 warrant at
                 exercise price             $45,967
                 TBD;                       aggregate
                 expiring                   purchase
                 03/02          03/97       price            0          0         --         --
Avalon Imaging,  Series C
 Inc.            Preferred
  shares         09/97       379,037    409,360    409,360         --         --
Avalon Imaging,  Series C
 Inc.            Preferred
                 share
                 warrant at
                 exercise price             $12,250
                 TBD;                       aggregate
                 expiring                   purchase
                 10/02          10/97       price            0          0         --         --
Bolder           Common
 Technologies    shares
 Corporation                    05/96        57,499         --         --    145,207    960,981


Portable         Series A
 Energy          Preferred
 Products, Inc.  shares         06/95     1,100,000  1,100,000    687,500  1,100,000  1,100,000
Portable         Convertible
 Energy          note (1)
 Products, Inc.                 10/96      $202,508      3,242      3,242    205,388    205,388
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 09/01          10/96       155,804          0          0          0          0
Portable         Series A
 Energy          Preferred
 Products, Inc.  share
                 warrant
                 at $0.10;
                 expiring
                 09/01          10/96       186,816          0     98,078          0    168,134
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 03/02          03/97        98,398          0          0         --         --
Portable         Convertible
 Energy          note (1)
 Products, Inc.  interest       03/97       $98,398      1,983      1,983         --         --
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00
                 expiring
                 06/02          06/97         8,476        339          0         --         --
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00
                 expiring
                 06/02          07/97        21,182        847          0         --         --
Portable         Convertible
 Energy          note (1)
 Products, Inc.  interest       06/97       $33,902        683         683        --         --
Portable         Convertible
 Energy          note (1)
 Products, Inc.  interest       07/97       $84,727      1,707       1,707        --         --
Portable         Series B
 Energy          preferred
 Products, Inc.  shares         12/97     1,138,522    568,156     697,917        --         --

Information Technology
----------------------
Metromail,       Common
 Inc.            shares         12/93         1,957     46,723     35,970         --         --
WorldRes, Inc.   Series B
                 Preferred
                 shares         01/97         7,396     24,998     27,365         --         --
WorldRes, Inc.   Series X shares
                 warrant at
                 price TBD                   Aggregate
                 expiring 10/02 10/97        $  938          0          0         --         --
WorldRes, Inc.   Series C
                 Preferred
                 shares         12/97        51,942    192,186    192,186         --         --
WorldRes, Inc.   Interest       10/97           $75         75         75         --         --

Medical
-------
Acusphere, Inc.  Series B
                 Preferred
                 shares         05/95       250,000    400,000    750,000    400,000    535,000
Acusphere, Inc.  Series C
                 Preferred
                 shares         05/96        23,364     49,999     70,092     49,999     49,999
Acusphere, Inc.  Series D
                 Preferred
                 shares         11/97       104,167    312,500    312,500         --         --
ADESSO Specialty Series A
 Services        Preferred
 Organization,   shares
 Inc.                           07/95       400,000    400,000  3,360,000    400,000  1,300,000
ADESSO Specialty Series B
 Services        Preferred
 Organization,   shares
 Inc.                           03/96       369,231  1,200,001  3,101,540  1,200,001  1,200,001

ADESSO Specialty Series A
 Services        Preferred
 Organization,   share warrant
 Inc.            at $1.00;
                 expiring
                 03/01          03/96        68,704          0    508,410          0    154,584
ADESSO Specialty Series D
 Services        Preferred
 Organization,   shares
 Inc.                           12/97        28,095    235,998    235,998         --         --
Biex, Inc.       Series A
                 Preferred
                 shares         07/93       128,205     83,333    320,513     83,333    192,308
Biex, Inc.       Series B
                 Preferred
                 shares         10/94        63,907     63,907    159,768     63,907     95,861
Biex, Inc.       Series B
                 Preferred
                 share warrant
                 at $1.00;
                 expiring
                 10/99          10/94        23,540          8     35,310          8     11,770
Biex, Inc.       Series C
                 Preferred
                 shares         06/95        83,334     83,334    208,335     83,334    125,001
Biex, Inc.       Series C
                 Preferred
                 shares         12/95        83,333     83,333    208,333     83,333    125,000
Biex, Inc.       Series C
                 Preferred
                 shares         04/96        83,333     83,333    208,333     83,333    125,000
Biex, Inc.       Series D
                 Preferred
                 shares         08/96       111,115    166,673    277,788    166,673    166,673
Biex, Inc.       Series D
                 Preferred
                 shares         03/97        44,446     66,669    111,115         --         --
Biex, Inc.       Series E
                 Preferred
                 shares         08/97        13,334     33,335     33,335         --         --
CareCentric      Series A
 Solutions, Inc. Preferred
                 shares         10/95       166,667    250,000    186,926    250,000    283,333
CareCentric      Series B
 Solutions, Inc. Preferred
                 shares         09/96        14,500     21,750     16,263     21,750     21,750
CareCentric      Series C
 Solutions, Inc. Preferred
                 shares         12/97        46,576     48,905     48,905         --         --
CareCentric      Common share
 Solutions, Inc. warrant at
                 $.15 expiring
                 12/02          12/97        23,288     20,959     20,959         --         --
Endocare, Inc.   Common
                 shares         08/96           250        750        895        750        603
Endocare, Inc.   Common
                 share
                 warrant
                 at $3.00;
                 expiring
                 08/01          08/96         3,750          0      1,631          0      1,508
Endocare, Inc.   Convertible
                 note (1)       08/96       $18,750         --         --     19,817     19,817
Endocare, Inc.   Common
                 shares         01/97         1,750      6,125      6,265         --         --
Endocare, Inc.   Common
                 shares         01/97         8,300     20,750     28,142         --         --
Endovascular     Common
 Technologies    shares         12/96           647         --         --      5,904      6,066
Intella          Common
 Interventional  shares
 Systems, Inc.                  02/93         8,715        436     13,944        436     13,944
Intella          Series A
 Interventional  Preferred
 Systems, Inc.   shares         02/93         4,358      2,179      6,973      2,179      6,973
Megabios Corp.   Common
                 shares         09/94       193,125    750,001  2,177,871    750,001  1,448,438
Megabios Corp.   Common
                 shares         12/94        57,937    225,000    653,356    225,000    434,530
Megabios Corp.   Common
                 shares         07/95        50,212    195,000    566,241    195,000    376,593
Oxford           Common
 GlycoSystems    shares
 Group PLC                      08/93       533,867    999,927    747,414    999,927    464,464


Periodontix,     Series A
 Inc.            Preferred
                 shares         12/93       150,000    150,000    367,500    150,000    300,000
Periodontix,     Series B
 Inc.            Preferred
                 shares         02/96       100,500    201,000    246,225    201,000    201,000
Pharmadigm,      Series A
 inc.            Preferred
                 shares         04/93       322,581    396,000    709,678    396,000    645,162
Pharmadigm,      Series A
 Inc.            Preferred
                 shares         12/94       215,054    270,667    473,119    270,667    430,108
Pharmadigm,      Series B
 Inc.            Preferred
                 share warrant
                 at $2.50;
                 expiring
                 10/00          10/95        10,250          0          0          0          0
Pharmadigm,      Series B
 Inc.            Preferred
                 share warrant
                 at $2.00;
                 expiring
                 02/01          02/96        10,833          0      2,167          0          0
Pharmadigm,      Series B
 Inc.            Preferred
                 shares         05/96       137,778    275,556    303,112    275,556    275,556
Pharmadigm,      Series C
 Inc.            Preferred
                 shares         06/97        17,183     37,423     37,423         --         --
Pharmadigm,      Series C
 Inc.            Preferred
                 share warrant
                 at $2.20;
                 expiring
                 06/00          06/97         1,203        378        378         --         --
Pharmos          Common
 Corporation     shares    04/95 & 11/95     60,331     45,248    121,266     45,248     85,790
Pherin           Series B
 Pharmaceuticals Preferred
 Inc.            shares         08/91       200,000    200,000    400,000    200,000    400,000


Physiometrix,    Common
 Inc.            share warrant
                 at $6.60;
                 expiring
                 06/01          01/96        13,525        179          0        179          0
Physiometrix,    Common
 Inc.            shares         04/96       287,021    668,557    520,208    668,557  1,112,577
R2 Technology,   Series A-1
 Inc.            Preferred
                 shares         05/94       400,000    400,000    736,000    400,000    736,000
R2 Technology,   Series B
 Inc.            Preferred
                 share warrant
                 at $2.00;
                 expiring
                 11/00          11/95         9,667          0         0          0          0
R2 Technology,   Series B-1
 Inc.            Preferred
                 shares         03/96        68,541    137,080    137,080    137,080    137,080

Microelectronics
----------------
Tessera, Inc.    Common
                 share
                 warrant
                 at $.72848;
                 exercised
                 04/97          04/92        72,754         --         --      3,500     82,940
Tessera, Inc.    Series B
                 Preferred
                 shares         05/92       666,666    500,000  3,333,330    500,000  1,246,665
Tessera, Inc.    Common
                 shares         04/97        72,754     56,500     72,754         --         --

Retail/Consumer Products
------------------------
YES!             Common
 Entertainment   shares
 Corporation                    06/95        55,555    166,665     91,999    166,665    279,706




Venture Capital Limited Partnership Investments
-----------------------------------------------
Colorado Venture Ltd.
 Management      Partnership
 Equity Fund IV  interests     various     $150,000    103,277    107,455    150,000    132,851
El Dorado        Ltd.
 Ventures III    Partnership
                 interests     various     $250,000    212,460    331,186    187,460    224,122
OW & W Pacrim    Ltd.
 Investments     Partnership
 Limited         interests     various     $175,300    175,300    175,300    250,000    250,000
Spectrum Equity  Ltd.
 Investors       Partnership
                 interests     various     $410,525    347,275    485,841    330,144    448,612
Trinity Ventures Ltd.
  IV, L.P.       Partnership
                 interests     various     $153,130     10,941     97,276     10,648     64,544
                                                    ---------- ---------- ---------- ----------

                                                    22,803,180 37,077,544 21,000,400 27,701,934
Reserve for unrealized loss
 from contingent liability (3)                              --         --         -- (1,000,000)
                                                    ---------- ---------- ---------- ----------
Total equity investments                           $22,803,180 37,077,544 21,000,400 26,701,934
                                                    ========== ========== ========== ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.  Interest rates on such notes range from 8% to 16%.
(2) Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.
(3) Refer to Note 9, Commitments and Contingencies, for information regarding reserve for contingent liability.
(4) Each private placement unit consists of 10,000 premium preferred shares with a stated
    value of $10.00 per share.


Marketable Equity Securities
----------------------------

At December 31, 1997 and 1996, marketable equity securities had aggregate costs of $3,948,418 and $4,423,550, respectively, and aggregate market values of $1,703,410 and $3,644,937, respectively. The net unrealized losses at December 31, 1997 and 1996, included gross gains of $103,141 and $1,428,442, respectively.

Acusphere, Inc.
---------------

In November 1997, the Partnership made an additional investment in the company by purchasing 104,167 Series D Preferred shares for $312,500. The pricing of this round, in which third parties participated, indicated an increase in fair value of $235,093 for the Partnership's existing investment.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

During the first quarter of 1997, the company closed a Series C
Preferred share round of financing in which the Partnership did not participate.

In December 1997, the Partnership made an additional investment in the company by purchasing 28,095 Series D Preferred shares for $235,998. The pricing of this round, in which third parties participated, indicated a $4,315,365 increase in fair value for the Partnership's existing investment.

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

In August of 1997, the Partnership purchased 13,334 Series E Preferred shares for $33,335. The pricing of this round, in which third parties participated, indicated a fair value increase of $621,213 for the Partnership's existing investment.

Bolder Technologies Corporation
-------------------------------

During the first nine months of 1997, the Partnership sold its entire investment in the company for total proceeds of $786,196 and a realized a gain of $640,989.

CareCentric Solutions, Inc.
---------------------------

In December 1997, the Partnership made an additional investment in the company by purchasing 46,576 Series C Preferred shares and a warrant for 23,288 common shares for a total cost of $69,864. The pricing of this round, in which third parties participated, indicated a $101,894 decrease in the fair value of the Partnership's existing investment.

Conversion Technologies International, Inc.
-------------------------------------------

In August and September of 1997, the Partnership made an additional investment of $78,750 in the company by purchasing .625 and .1625 units of Series A private placement. Each unit consisted of 10,000 premium preferred shares with a stated value of $10 per share.

Megabios Corporation
--------------------

In September of 1997, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Preferred shares being converted to 301,274 common shares. At December 31, 1997, the Partnership recorded an increase in fair value of $1,137,907 to reflect the publicly-traded market price of its investments, net of a discount applied as the Partnership is restricted from selling its shares until March 1998.

Naiad Technologies, Inc.
------------------------

In November of 1997, the Partnership made an additional investment in the company by purchasing 49,230 Series C Preferred shares for $159,998. The pricing of this round, in which third parties participated, indicated an increase in fair value of $81,378 for the Partnership's existing investment.

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

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 78,762 Series B Preferred shares. The Partnership also purchased 31,970 Series B Preferred shares by converting $13,721 of the notes receivable discussed above including accrued interest of $346 for a total cost of $14,067. The remaining note principal of $11,279 was reissued as a new note.

In September of 1997, the Partnership funded bridge notes totaling $18,750. In addition, the Partnership is entitled to receive warrants to purchase 25% of the number of shares issued upon conversion at an exercise price equal to the conversion price. At December 31, 1997, the Partnership recorded an increase in fair value of $32,814 for the above transactions.

Oxford GlycoSystems Group PLC
------------------------------

The Company had an additional round of financing in 1997 in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $282,950 increase in the fair value of the Partnership's investment.

Periodontix, Inc.
-----------------

In December 1997, the company closed a Series C Preferred share round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $112,725 increase in fair value for the Partnership's existing investment.

Pharmadigm, Inc.
----------------

In June of 1997, the Partnership made an additional investment in the company by purchasing 17,183 Series C Preferred shares and received a warrant to purchase 1,203 Series C Preferred shares for $37,801. The pricing of this round, in which third parties participated, indicated a fair value increase of $137,250 for the Partnership's existing investment.

Pilot Network Services, Inc.
----------------------------

In March of 1997, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a fair value increase of $2,227,635 for the Partnership's existing investment.

Portable Energy Products, Inc.
------------------------------

In March of 1997, the Partnership issued a $98,398 convertible note receivable to the company and received a warrant to purchase 98,398 common shares.

In June and July of 1997, the Partnership issued convertible notes receivable totaling $118,629 to the company and received warrants to purchase 29,658 Common shares.
In December 1997, the Partnership made an additional investment in the company by purchasing 225,938 Series B Preferred shares for $127,090. Convertible notes and interest totaling $441,066 were converted into an additional 890,729 Series B Preferred shares. The pricing of this round, in which third parties participated, indicated a decrease in fair value of $353,981 for the Partnership's existing investment.

Prolinx, Inc.
-------------

In July of 1997, the Partnership made an additional investment in the company by purchasing 164,835 Series B Preferred shares for $288,461. The pricing of this round, in which third parties participated, indicated a fair value increase of $825,000 for the Partnership's existing investment.

Redcell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $750,000 for the Partnership's existing investment.

Tessera, Inc.
-------------

In April of 1997, the Partnership cash exercised its warrant for common shares and purchased 72,754 common shares of the company for additional consideration of $53,000. In addition, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round indicated an increase in fair value of $2,023,479 for the Partnership's existing investment.

UT Starcom, Inc.
----------------

In October 1997, the Partnership exercised its common shares warrant for $100,001 and received 145,456 common shares. The Partnership then sold its entire investment in the company for total proceeds of $3,625,891 and a realized gain of $3,150,890.

Velocity, Inc.
--------------

In November 1997, the company failed to repay a line of credit to a financial institution which had been guaranteed by the Partnership. (See Note 9 for discussion of the guarantee.) The Partnership paid $1,055,862 to the financial institution under terms of the guarantee and assumed a note receivable from the company. The note was deemed uncollectible and was written off.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 7,396 Series B Preferred shares for $24,998.
In October 1997, the Partnership issued $4,688 in convertible notes receivable to the company and received Series X Preferred shares warrants with an aggregate exercise price of $938. In December 1997, the Partnership converted the October 1997 note into 1,267 Series C Preferred shares and purchased 50,675 additional Series C Preferred shares for $187,498. The pricing of this round, in which third parties participated, indicated a $2,367 increase in the fair value of the Partnership's existing investment.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $115,938 and redeemed shares of $74,700 in venture capital limited partnerships during the year ended December 31, 1997. The Partnership recorded a fair value increase of $155,928 as a result of a net increase in fair value of the underlying investments, partially offset by stock distributions from venture capital limited partnership investments.

During 1997, the Partnership received common stock distributions of Informix Software, Inc., Metromail, Inc., and Versant Object Technology, Inc. with fair values of $11,139, $46,723, and $18,559, respectively. The Partnership also received cash distributions from El Dorado Ventures III, OW & W Pacrim, and Spectrum Equity Investors totaling $157,273 during 1997. Distributions totaling $38,757 were recorded as realized gains from venture capital limited partnership investments and distributions totaling $194,937 were recorded as returns of capital.

Other Equity Investments
------------------------

Other significant changes reflected above primarily relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership may not sell its Megabios shares before March 16, 1998. Portions of the Partnership's Endocare and Physiometrix shares are restricted.

Included in the December 31, 1996, equity investment fair values was a $1,000,000 reserve for unrealized loss from a contingent liability. See Note 9 to the financial statements for additional disclosure.


5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments. " The table below discloses details of the changes:


	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	---------	---------	---------

(Decrease)increase in
 fair value from
 cost of marketable
 equity securities	$(2,245,008)	(778,613)	487,551

Increase in fair value from
 cost of non-marketable
 equity securities	16,519,372	6,480,147	3,194,650
	----------	---------	---------

  Net unrealized fair
   value increase from
   cost at end of year	14,274,364	5,701,534	3,682,201

  Net unrealized fair
   value increase from
   cost at beginning of year	5,701,534	3,682,201	2,916,947
	----------	---------	---------

Change in net unrealized
 fair value of equity
 investments	$8,572,830	2,019,333	765,254
	==========	=========	=========

6.  Secured Notes Receivable, Net
    -----------------------------

Activity from January 1 through December 31, 1997 consisted of:

	1997	1996
	--------	--------
Balance, beginning of year	$29,142	999,572

Secured notes receivable issued	33,902	208,334

Conversion of secured notes to
 equity and other investments	--	(1,956,565)

Change in provision for loan losses	--	995,000

Repayments of secured notes
 receivable	(47,873)	(184,756)

Decrease in accrued interest	(10,692)	(32,443)
	------	-------

Balance, end of year	$ 4,479	29,142
	======	=======

The above notes are secured by specific assets of the respective borrowing companies. The interest rate on secured notes receivable at December 31, 1997, was 12.5%.

The allowance for loan losses is evaluated quarterly by the Managing General Partners and is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio taken as a whole.

7.  Other Investments
    -----------------

During 1996, the Partnership reclassified $681,565 in secured notes receivable and $17,266 in unamortized warrant discounts related to a portfolio company in the environmental industry to other investments as the notes were sold to a third party in exchange for a portion of the net proceeds collectible from the portfolio company. At December 31, 1997, the Partnership recorded a $265,720 decrease in fair value based upon the Managing General Partners estimate of the collectibility of the proceeds.







8.  Cash and Cash Equivalents
    -------------------------
Cash and cash equivalents at December 31, 1997 and 1996, consisted of:

	1997	1996
	---------	---------

Demand accounts	$    4,221	2,764
Money-market accounts	1,835,314	1,614,321
	---------	---------

  Total	$1,839,535	1,617,085
	=========	=========

9.  Commitments and Contingencies
    -----------------------------

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

As of December 31, 1997, the Partnership had unfunded commitments as follows:

Type
----

Equity investments                                       $150,000
Venture capital limited partnership investments           141,345
                                                          -------

     Total                                               $291,345
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

In September 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share was $1,000,000. In October 1997, the $2,000,000 guarantee was reduced to $1,000,000 as the affiliated partnerships assumed a portion of the financial institution's line of credit. The remaining $1,000,000 was guaranteed by the Partnership but the affiliated partnerships remained joint guarantors. In November 1997, the portfolio company failed to repay the line of credit. The Partnership paid $1,055,862 under the terms of the guarantee and assumed a note receivable from the portfolio company. The note was written off as a realized loss from investment write-downs in December 1997. At December 31, 1997 the Partnership has no continuing commitment related to this guarantee.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 25  1998    By:       /s/Michael Brenner
                              ----------------------------------
                                      Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

   /s/Charles R. Kokesh       President, Chief       March 25, 1998
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 25, 1998
------------------------      of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.
The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.