Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1998-05-15
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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


                              (650) 345-2200
            ----------------------------------------------------
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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------


                                        (unaudited)
                                          March 31,       December 31,
                                            1998              1997
                                        ------------      ------------

ASSETS

Investments:
 Equity investments (cost basis
  of $22,968,258 and $22,803,180 at
  1998 and 1997, respectively)          $36,415,510       37,077,544
 Notes receivable                             2,427            4,479
 Other investments (cost basis
  $664,299 for both 1998 and 1997)          398,579          398,579
                                         ----------       ----------

     Total investments                   36,816,516       37,480,602

Cash and cash equivalents                 1,074,840        1,839,535

Due from related parties                    116,084           86,078

Other assets                                  8,499            9,655
                                         ----------       ----------

     Total                              $38,015,939       39,415,870
                                         ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    34,994           45,893
                                         ----------       ----------

 Total liabilities                           34,994           45,893

Commitments, contingencies and
 subsequent event
 (Notes 3, 4 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1998 and 1997)         24,802,741       25,359,042
 General Partners                            (3,328)           2,291
 Net unrealized fair value increase
  from cost of:
   Equity investments                    13,447,252       14,274,364
   Other investments                       (265,720)        (265,720)
                                         ----------       ----------

  Total partners' capital                37,980,945       39,369,977
                                         ----------       ----------
  Total liabilities and
   partners' capital                    $38,015,939       39,415,870
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31
                                      -----------------------------------
                                              1998          1997
                                           ---------      ---------
Income:
 Notes receivable interest              $        --         13,242
 Short-term investment interest               8,191          9,147
 Dividend income                                 --        280,010
                                          ---------      ---------
   Total income                               8,191        302,399

Costs and expenses:
 Management fees                             97,499         97,499
 Individual General Partners'
  compensation                                5,197          5,483
 Operating expenses:
   Investment operations                    184,593         64,205
   Administrative and investor services     174,150        105,366
   Professional fees                         12,301         14,005
   Computer services                         76,006         29,227
                                          ---------      ---------
   Total operating expenses                 447,050        212,803
                                          ---------      ---------
   Total costs and expenses                 549,746        315,785
                                          ---------      ---------
Net operating loss                         (541,555)       (13,386)

 Net realized (loss) gain from
  sales of equity investments               (26,379)       238,526
 Realized losses from
  investment write-downs                         --         (2,500)
 Net realized gain from venture capital
  limited partnership investments             6,014             --
                                          ---------      ---------

Net realized (loss) income                 (561,920)       222,640

 Change in net unrealized
  fair value of equity
  investments                              (827,112)     1,564,909
                                          ---------      ---------
Net (loss) income                       $(1,389,032)     1,787,549
                                          =========      =========
Net realized loss per Unit              $        (1)            --
                                          =========      =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              1998             1997
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                 $   11,016            16,877
 Cash paid to vendors                        (47,931)          (51,917)
 Cash paid to related parties               (541,564)         (328,298)
                                           ---------         ---------
  Net cash used by
   operating activities                     (578,479)         (363,338)
                                           ---------         ---------
Cash flows from investing activities:
 Purchase of equity investments             (245,000)         (436,914)
 Notes receivable issued                      (2,766)               --
 Proceeds from sales of
  equity investments                              --           344,641
 Repayments of convertible notes
  receivable                                  57,378            47,065
 Repayments of notes receivable                   --             6,635
 Distributions from venture capital
  limited partnership investments              4,172             1,738
                                           ---------         ---------
  Net cash used by
   investing activities                     (186,216)          (36,835)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                           (764,695)         (400,173)

Cash and cash equivalents at
 beginning of year                         1,839,535         1,617,085
                                           ---------         ---------
Cash and cash equivalents
 at March 31                              $1,074,840         1,216,912
                                           =========         =========


See accompanying notes to financial statements.

-----------------------------------------------


                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              1998             1997
                                           ---------         ---------

Reconciliation of net (loss)
 income to net cash used by
  operating activities:

Net (loss) income                        $(1,389,032)        1,787,549

Adjustments to reconcile net (loss)
 income to net cash used by operating
  activities:
   Realized loss (gain) from sales of
    equity investments, net                   26,379          (238,526)
   Realized losses from investment
    write-downs                                   --             2,500
   Net realized gain from venture capital
    limited partnership investments           (6,014)               --
   Change in net unrealized fair value of
    equity investments                       827,112        (1,564,909)
   Changes in:
    Other assets                               1,156          (286,029)
    Accounts payable and accrued
     expenses                                (10,899)              835
    Due to/from related parties              (30,006)          (59,246)
    Accrued interest on notes receivable       2,825            (5,512)
                                           ---------         ---------
Net cash used by operating activities    $  (578,479)         (363,338)
                                           =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1998 and 1997, were as follows:

                                              1998           1997
                                            --------       --------
Management fees                            $ 97,499         97,499
Reimbursable operating expenses             408,862        166,070
Individual General Partners' compensation     5,197          5,483

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $148,584 and $151,077 due from related parties at March 31, 1998, and December 31, 1997, respectively, for such reimbursable expenses.

Amounts payable for management fees were $32,500 and $64,999 at March 31, 1998, and December 31, 1997.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1997, is in the 1997
Annual Report.  Activity from January 1 through March 31, 1998, consisted of:

                                                                  January 1 through
                                                                    March 31, 1998
                                                                  -------------------
                                                     Principal
                                       Investment    Amount or    Cost          Fair
Industry/Company        Position          Date        Shares      Basis         Value
----------------        --------       ----------    ---------    -----         -----

Balance at January 1, 1998                                    $22,803,180     37,077,544
                                                               ----------     ----------

Significant changes:

Communications
--------------
NetChannel,             Series B
 Inc.                   Preferred         10/96-
                        shares            05/97      183,458      (26,380)       (59,196)

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Series C
                        Preferred
                        shares            03/98      138,888      149,999        149,999

Medical
-------
Megabios                Common            09/94-
 Corporation            shares            07/95      301,274            0       (670,938)
Periodontix,            Series C
 Inc.                   Preferred
                        shares            02/98       26,531       65,001         65,001
Pharmos                 Common            04/95-
 Corporation            shares            11/95       60,331            0         66,906
Physiometrix,           Common
 Inc.                   shares            04/96      287,021            0       (202,455)
                                                               ----------     ----------

Total significant changes during the three
 months ended March 31, 1998                                      188,620       (650,683)

Other changes, net                                                (23,542)       (11,351)
                                                               ----------     ----------

Total equity investments at March 31, 1998                    $22,968,258     36,415,510
                                                               ==========     ==========



Marketable Equity Securities
----------------------------

At March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $5,126,481 and $3,948,418, respectively, and aggregate market values of $4,535,887 and $1,703,410, respectively. The net unrealized losses at March 31, 1998, and December 31, 1997, included gross gains of $175,107 and $103,141, respectively.

Avalon Imaging, Inc.
--------------------

In March 1998, the Partnership purchased 138,888 Series C Preferred shares for $149,999.

NetChannel, Inc.
----------------

In May 1998, the company was acquired by America Online, Inc. The Partnership has realized a loss of $26,380 based on expected sales proceeds of $72,159 from the sale of this investment.

Periodontix, Inc.
----------------

In February 1998, the Partnership made an additional investment in the company by purchasing 26,531 Series C Preferred shares for $65,001.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc. and Physiometrix, Inc. investments are restricted.

5.     Notes Receivable
       ----------------

Activity from January 1, 1998 through March 31, 1998, consisted of:

Balance at January 1, 1998                                     $4,479

1998 activity:
 Notes receivable issued                                        2,766
 Change in interest receivable                                 (4,818)
                                                                -----
Total notes receivable
 at March 31, 1998                                             $2,427
                                                                =====

There was no allowance for loan losses at March 31, 1998 and December 31, 1997.

The Partnership had accrued interest of $4,818 at December 31, 1997. There was no accrued interest at March 31, 1998.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1998, and December 31, 1997 consisted of:

                                                  1998          1997
                                                ---------     ---------
Demand accounts                               $    5,000          4,221
Money-market accounts                          1,069,840      1,835,314
                                               ---------      ---------
 Total                                        $1,074,840      1,839,535
                                               =========      =========

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1998 the Partnership had unfunded commitments for venture capital limited partnership investments of $111,345.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $578,479. The Partnership paid management fees of $129,998 to the Managing General Partners and reimbursed related parties for operating expenses of $406,369. In addition, $5,197 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $47,931 were paid and $11,016 in interest income was received.

During the three months ended March 31, 1998, the Partnership funded equity investments of $245,000 primarily to portfolio companies in the medical and industrial/business automation industries. Repayments of convertible notes receivable provided cash of $57,378. As of March 31, 1998, the Partnership was committed to fund additional investments totaling $111,345 as discussed in Note 7 to the financial statements.

Cash and cash equivalents at March 31, 1998, were $1,074,840. Future interest income on short-term investments, proceeds from investment sales, and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $1,389,032 for the three months ended March 31, 1998, as compared to net income of $1,787,549 for the three months ended March 31, 1997. The change was primarily due to a $2,392,021 decrease in the change in net unrealized fair value of equity investments, a $280,010 decrease in dividend income, a $264,905 decrease in net realized gain from equity investment sales, and a $234,247 increase in operating expenses.

During the three months ended March 31, 1998, the decrease in fair value of equity investments of $827,112 was primarily due to decreases in portfolio companies in the medical industry. During the same period in 1997, the increase in fair value of equity investments of $1,564,909 was primarily due to an increase in a portfolio company in the medical industry partially offset by a decrease in a portfolio company in the biomedical industry.

During the three months ended March 31, 1997, the Partnership earned a $280,010 dividend from Tessera, Inc. There was no dividend income in the same period in 1998.

For the quarter ended March 31, 1998, realized losses of $26,379 mainly related to the sale of NetChannnel, Inc. During the same period in 1997, realized gains of $238,526, related mainly to the common stock sale of Bolder Technologies Corporation.

Total operating expenses were $447,050 and $212,803 for the quarters ended March 31, 1998 and 1997, respectively. The increase is attributable to increased investment monitoring activities, administrative costs and development costs associated with enabling investors to access on-line account information.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 14, 1998       By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller