Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1998-08-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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


                                         (unaudited)
                                           June 30,       December 31,
                                            1998              1997
                                        ------------      ------------
ASSETS

Investments:
 Equity investments (cost basis
  of $23,565,390 and $22,803,180 at
  1998 and 1997, respectively)          $35,695,936       37,077,544
 Notes receivable                                --            4,479
 Other investments (cost basis of
  $664,299 in 1997)                              --          398,579
                                         ----------       ----------

     Total investments                   35,695,936       37,480,602

Cash and cash equivalents                   567,934        1,839,535

Due from related parties                     46,892           86,078

Other assets                                 12,054            9,655
                                         ----------       ----------

     Total assets                       $36,322,816       39,415,870
                                         ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    21,050           45,893
                                         ----------       ----------

     Total liabilities                       21,050           45,893

Commitments, contingencies and
 subsequent events (Notes 3, 4 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1998 and 1997)         24,180,830       25,359,042
 General Partners                            (9,610)           2,291
 Net unrealized fair value increase
  from cost of:
   Equity investments                    12,130,546       14,274,364
   Other investments                             --         (265,720)
                                         ----------       ----------

     Total partners' capital              36,301,766       39,369,977
                                         ----------       ----------
     Total liabilities and
      partners' capital                  $36,322,816       39,415,870
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                  For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                       June 30,
                                          ------------------------       ----------------------
                                             1998           1997            1998         1997
                                             ----           ----            ----         ----
Income:
 Secured notes receivable interest      $        --         12,485              --       25,727
 Short-term investment interest               5,241          9,769          13,432       18,916
 Dividend income                                 --             --              --      280,010
                                          ---------      ---------       ---------    ---------
     Total income                             5,241         22,254          13,432      324,653

Costs and expenses:
 Management fees                             97,498         97,499         194,997      194,998
 Individual General Partners'
  compensation                               13,200         13,111          18,397       18,594
 Operating expenses:
   Investment operations                     46,977         92,575         231,570      156,780
   Administrative and investor services     145,298         87,385         319,448      195,251
   Professional fees                         15,623         37,704          27,924       51,709
   Computer services                         37,367         23,291         113,373       52,518
   Expenses absorbed by General
    Partners                               (124,324)            --        (124,324)          --
                                          ---------      ---------       ---------    ---------
     Total operating expenses               120,941        240,955         567,991      456,258
                                          ---------      ---------       ---------    ---------
     Total costs and expenses               231,639        351,565         781,385      669,850
                                          ---------      ---------       ---------    ---------
Net operating loss                         (226,398)      (329,311)       (767,953)    (345,197)


Net realized gain from
 sales of equity investments                 31,684        187,529           5,305      426,055
Realized losses from investment
 write-downs                               (664,299)            --        (664,299)          --
Net realized gain from venture capital
 limited partnership investments            230,820         19,048         236,834       19,048
                                          ---------      ---------       ---------    ---------

Net realized (loss) income                 (628,193)      (122,734)     (1,190,113)      99,906

 Change in net unrealized
  fair value:
   Equity investments                    (1,316,706)     2,739,852      (2,143,818)   4,304,761
   Other investments                        265,720             --         265,720           --
                                          ---------      ---------       ---------    ---------
Net (loss) income                       $(1,679,179)     2,617,118      (3,068,211)   4,404,667
                                          =========      =========       =========    =========
Net realized loss per Unit              $        (2)            --              (3)          --
                                          =========      =========       =========    =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                              1998             1997
                                           ---------         ---------
Cash flows from operating activities:
 Interest and dividend income received    $   14,410           313,613
 Cash paid to vendors                       (107,687)         (169,123)
 Cash paid to related parties               (661,754)         (536,217)
                                           ---------         ---------
  Net cash used by
   operating activities                     (755,031)         (391,727)
                                           ---------         ---------
Cash flows from investing activities:
 Purchase of equity investments             (971,318)         (560,215)
 Notes receivable issued                      (2,766)          (33,902)
 Proceeds from sales of
  equity investments                         103,634           531,123
 Repayments of convertible and other
  notes receivable                            92,047            57,222
 Distributions from venture capital
  limited partnership investments            261,833            23,133
                                           ---------         ---------
  Net cash (used) provided by
   investing activities                     (516,570)           17,361
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (1,271,601)         (374,366)

Cash and cash equivalents at
 beginning of year                         1,839,535         1,617,085
                                           ---------         ---------
Cash and cash equivalents
 at June 30                               $  567,934         1,242,719
                                           =========         =========


See accompanying notes to financial statements.

-----------------------------------------------


                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                              1998             1997
                                           ---------         ---------

Reconciliation of net (loss)
 income to net cash used by
  operating activities:

Net (loss) income                          $(3,068,211)        4,404,667

Adjustments to reconcile net (loss)
 income to net cash used by operating
  activities:
   Amortization of discount on secured
    notes receivable                              (339)               --
   Realized gain from sales of
    equity investments, net                     (5,305)         (426,055)
   Realized losses from investment
    write-downs                                664,299                --
   Net realized gain from venture capital
    limited partnership investments           (236,834)          (19,048)
   Change in net unrealized fair value:
    Equity investments                       2,143,818        (4,304,761)
    Other investments                         (265,720)               --
   Changes in:
    Due from related parties                    39,186           (20,732)
    Other changes, net                         (25,925)          (25,798)
                                             ---------         ---------
Net cash used by operating activities      $  (755,031)         (391,727)
                                             =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1998 and 1997, were as follows:

                                              1998           1997
                                            --------       --------
Management fees                            $194,997        194,998
Reimbursable operating expenses             611,870        301,893
Individual General Partners' compensation    18,397         18,594
Expenses absorbed by General Partners      (124,324)            --

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $79,392 and $151,077 due from related parties at June 30, 1998, and December 31, 1997, respectively, for such reimbursable expenses.

Amounts payable for management fees were $32,500 and $64,999 at June 30, 1998, and December 31, 1997.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay nor reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. For the six months ended June 30, 1998, operating expenses incurred by the Managing General Partners exceeded the limitation by $124,324, resulting in this amount being absorbed by the Managing General Partners.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1998, the Partnership had an indirect interest in Conversion Technologies, Inc. and Physiometrix, Inc., non-transferable options at an exercise price higher than the current market value.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1997, is in the 1997
Annual Report.  Activity from January 1 through June 30, 1998, consisted of:

                                                                  January 1 through
                                                                    June 30, 1998
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

Significant changes:

Biotechnology
-------------
Prolinx,                Series A
 Inc.                   Preferred         05/95-
                        shares            09/96    1,099,363            0        462,000
Prolinx,                Series B
 Inc.                   Preferred
                        shares            07/97      164,835            0         69,231
Prolinx,                Series C
 Inc.                   Preferred
                        shares            04/98      167,915      360,732        364,376

Communications
--------------
NetChannel,             Series B
 Inc.                   Preferred         10/96-
                        shares            05/97      183,458      (64,068)       (96,882)

NetChannel,             Convertible
 Inc.                   notes            various     $30,029      (31,114)       (31,114)
NetChannel,             Escrowed sales
 Inc.                   proceeds          06/98      $12,460       12,460         12,460
Women.com               Series D
 Networks               Preferred
                        shares            06/98       15,199       50,005         50,005

Computer Systems and Software
-----------------------------
Lynk Systems,           Common shares
 Inc.                   warrant,
                        exercised 6/98    07/93      105,000       (3,500)      (369,600)
Lynk Systems,           Common
 Inc.                   shares            06/98      105,000       38,500        157,500

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Series C
                        Preferred
                        shares            03/98      138,888      149,999        149,999
Portable Energy         Series A
 Products, Inc.         Preferred
                        shares            06/95    1,100,000            0       (467,500)
Portable Energy         Series A
 Products, Inc.         Preferred
                        shares
                        warrant at $0.10
                        expiring 9/01     10/96      186,816            0        (79,396)
Portable Energy         Series B
 Products, Inc.         Preferred
                        shares            12/97    1,116,667            0       (470,213)

Medical
-------
Endocare,               Common
 Inc.                   shares            04/98       35,714      124,999        107,356
Megabios                Common            09/94-
 Corporation            shares            07/95      301,274            0     (1,118,933)

Periodontix,            Series C
 Inc.                   Preferred
                        shares            02/98       26,531       65,001         65,001
Pharmadigm,             Series A
 Inc.                   Preferred         04/93-
                        shares            12/94      537,635            0        118,280
Pharmadigm,             Series B
 Inc.                   Preferred
                        shares            05/96      137,778            0         30,311
Pharmadigm,             Series D
 Inc.                   Preferred
                        shares            06/98       41,219       99,750         99,750

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests       various   $1,179,893       14,097       (258,434)
                                                               ----------     ----------

Total significant changes during the six
 months ended June 30, 1998                                       816,861     (1,205,803)

Other changes, net                                                (54,651)      (175,805)
                                                               ----------     ----------

Total equity investments at June 30, 1998                     $23,565,390     35,695,936
                                                               ==========     ==========



Marketable Equity Securities
----------------------------

At June 30, 1998 and December 31, 1997, marketable equity securities had aggregate costs of $6,203,934 and $3,948,418, respectively, and aggregate market values of $4,688,452 and $1,703,410, respectively. The net unrealized losses at June 30, 1998 and December 31, 1997 included gross gains of $1,231,599 and $103,141, respectively.

Avalon Imaging, Inc.
--------------------

In March 1998, the Partnership purchased 138,888 Series C Preferred shares for $149,999.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 35,714 common shares for $124,999 in a private placement. At June 30, 1998, the Partnership recorded a $23,591 decrease in the fair value of its investment in the company based on the publicly-traded market price of the company's common shares.

Lynk Systems, Inc.
------------------

In June 1998, the Partnership paid $35,000 to exercise its warrant for 105,000 common shares. The fair value of the common shares, as determined by the company, represents a $247,100 decrease in fair value from the price established in their last round of third-party financing.

NetChannel, Inc.
----------------

In June 1998, America Online, Inc. completed its acquisition of the company. Based on the expected sale proceeds, the Partnership recorded a realized loss of $26,380 at March 31, 1998. This loss was later adjusted to $15,488 on the completion of the sale transaction. In June 1998, proceeds of $36,118 and $34,669 were received from the sale of the Partnership's preferred shares and repayment of convertible and other notes receivable. An amount of $12,460 in future sale proceeds will remain in escrow through December 1999 pending final resolution of the sale.

Periodontix, Inc.
----------------

In February 1998, the Partnership made an additional investment in the company by purchasing 26,531 Series C Preferred shares for $65,001.

Pharmadigm, Inc.
----------------

In June 1998, the Partnership made an additional investment in the company by purchasing 41,219 Series D Preferred shares for $99,750. The pricing of this round, in which third parties participated, indicated a $151,101 increase in the fair value of the Partnership's existing investment.

Pilot Network Services, Inc.
----------------------------

On August 11, 1998, the company completed its initial public offering at $14.00 per common share.

Portable Energy Products, Inc.
------------------------------

In July 1998, the Partnership purchased 1,500,000 Series C Preferred shares and 375,000 common share warrants for $300,000. The pricing of this round, in which third parties participated, indicated a $1,017,109 decrease in the fair value of the Partnership's existing investment at June 30, 1998.

Prolinx, Inc.
-------------

In April 1998, the Partnership made an additional investment in the company by purchasing 167,915 Series C Preferred shares and a common shares warrant for $364,376. The pricing of this round, in which third parties participated, indicated a $531,231 increase in the fair value of the Partnership's existing investment.

Women.com Networks (formerly Wire Networks, Inc.)
-----------------------------------------------

In February 1998, the company changed its name from Wire Networks, Inc. to Women.com Networks. In June 1998, the Partnership made an additional investment in the company by purchasing 15,199 Series D Preferred shares for $50,005. The pricing of this round, in which third parties participated, indicated a $44,318 increase in the fair value of the Partnership's existing investment.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $40,938 in venture capital limited partnerships during the six months ended June 30, 1998.
The Partnership received cash distributions of $261,833 from Spectrum Equity Investors LP, CVM Equity Fund IV, Ltd. and Trinity Ventures IV. The Partnership also received a stock distribution of PRI Automation, Inc. with a fair value of $1,842. Distributions totaling $236,834 were recorded as realized gains and distributions totaling $26,841 were recorded as returns of capital.

The Partnership recorded a $272,531 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc. and Physiometrix, Inc. investments are restricted.

5.     Other Investments
       -----------------

In June 1998, the Partnership wrote off the fair value and cost basis of its investment in Transphase Systems, Inc. and realized a loss of $664,299 based on the opinion of the Managing General Partner that the unlikely prospects for recovery of the investment indicated a permanent decline in value.

6.     Notes Receivable
       ----------------

Activity from January 1, 1998 through June 30, 1998, consisted of:

Balance at January 1, 1998                                     $4,479

1998 activity:
 Notes receivable issued                                        2,766
 Repayment of notes receivable                                 (2,766)
 Change in interest receivable                                 (4,479)
                                                                -----
Total notes receivable
 at June 30, 1998                                              $   --
                                                                =====

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1998, and December 31, 1997 consisted of:

                                                  1998          1997
                                                ---------     ---------
Demand accounts                                 $190,511          4,221
Money-market accounts                            377,423      1,835,314
                                                 -------      ---------
 Total                                          $567,934      1,839,535
                                                 =======      =========

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1998 the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                        $500,000
Equipment lease guarantees                                 300,000
Venture capital limited partnership investments            100,407
                                                           -------
                                                          $900,407
                                                           =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $755,031. The Partnership paid management fees of $227,496 to the Managing General Partners and reimbursed related parties for operating expenses of $415,861. In addition, $18,397 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $107,687 were paid and $14,410 in interest income was received.

During the six months ended June 30, 1998, the Partnership funded equity investments of $971,318 primarily to portfolio companies in the medical, biotechnology and industrial/business automation industries. Proceeds from sales of equity investments were $103,634. Cash distributions from venture capital limited partnerships provided $261,833. Repayments of convertible and other notes receivable provided cash of $92,047. As of June 30, 1998, the Partnership was committed to fund additional investments totaling $900,407 as discussed in Note 8 to the financial statements.

Cash and cash equivalents at June 30, 1998, were $567,934. Future interest income on short-term investments, proceeds from investment sales, and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $1,679,179 for the three months ended June 30, 1998, as compared to net income of $2,617,118 for the three months ended June 30, 1997. The change was primarily due to a $3,790,838 decrease in the change in net unrealized fair value of investments, a $664,299 increase in realized losses from investment write-downs, and a $155,845 decrease in net realized gain from equity investment sales, partially offset by a $211,772 increase in realized gains from venture capital limited partnerships and a $120,014 decrease in operating expenses.

During the three months ended June 30, 1998, the decrease in fair value of investments of $1,050,986 was primarily due to decreases in portfolio companies in the industrial/business automation industry. During the same period in 1997, the increase in fair value of investments of $2,739,852 was primarily due to increases in a portfolio companies in the medical and microelectronics industries.

Realized losses from investment write-downs of $664,299 for the quarter ended June 30, 1998 resulted from a portfolio company in the environmental industry. There were no write-downs in the quarter ended June 30, 1997.

For the quarter ended June 30, 1998, realized gains from equity investment sales of $31,684 related primarily to the sale of MetroMail, Inc. During the same period in 1997, realized gains of $187,529, related mainly to the common stock sale of Bolder Technologies Corporation.

Net realized gains from venture capital limited partnerships of $230,820 in the quarter ended June 30, 1998 resulted from a cash distribution from Spectrum Equity Investors, L.P.

Total operating expenses were $120,941 and $240,955 for the quarters ended June 30, 1998 and 1997, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $124,324 during the quarter ended June 30, 1998. Had the limitation not been in effect, total operating expenses would have been $245,265 and $240,955 in the second quarters of 1998 and 1997, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net loss was $3,068,211 for the six months ended June 30, 1998, compared to net income of $4,404,667 during the same period in 1997. The change was primarily due to a $6,182,859 decrease in the change in net unrealized fair value of investments, a $664,299 increase in realized losses from investment write-downs, a $420,750 decrease in net realized gain from sales of equity investments, and a $311,221 decrease in total income. These changes were partially offset by a $217,786 increase in net realized gains from venture capital limited partnerships.

During the six months ended June 30, 1998, the decrease in fair value of investments of $1,878,098 was primarily due to decreases in portfolio companies in the medical and industrial/business automation industries, partially offset by increases in the biotechnology industry. During the same period in 1997, the increase of $4,304,761 was primarily due to increases in portfolio companies in the medical, microelectronics and communications industries, partially offset by decreases in the biomedical and industrial/business automation industries.

The Partnership recorded realized losses of $664,299 from investment write-downs for the six months ended June 30, 1998 related to a portfolio company in the environmental industry. During the same period in 1997, there were no realized losses from investment write-downs recorded.

For the six months ended June 30, 1998, realized gains from sales of equity investments were $5,305. During the same period in 1997, realized gains of $426,055 mainly related to the common stock sale of Bolder Technologies Corporation

Total income was $13,432 and $324,653 for the six months ended June 30, 1998 and 1997, respectively. The decrease was due substantially to a $280,010 dividend received in 1997. No such dividend was received in 1998.

Total operating expenses were $567,991 and $456,258 for the six months ended June 30, 1998 and 1997, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $124,324 for the six months ended June 30, 1998. Had the limitation not been in effect, total operating expenses would have been $692,315 and $456,258 during the six months ended June 30, 1998 and 1997, respectively. The increase is primarily attributable to increased investment monitoring activities, administrative costs and development costs associated with enabling investors to access on-line account information.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 14, 1998    By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller