Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1998-11-13
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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


                                         (unaudited)
                                         September 30,    December 31,
                                            1998              1997
                                        ------------      ------------
ASSETS

Investments:
 Equity investments (cost basis
  of $23,978,288 and $22,803,180 at
  1998 and 1997, respectively)          $34,881,128       37,077,544
 Notes receivable                                --            4,479
 Other investments (cost basis of
  $664,299 in 1997)                              --          398,579
                                         ----------       ----------

     Total investments                   34,881,128       37,480,602

Cash and cash equivalents                   472,917        1,839,535

Due from related parties                         --           86,078

Other assets                                  9,643            9,655
                                         ----------       ----------

     Total assets                       $35,363,688       39,415,870
                                         ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    36,365           45,893
Due to related parties                       32,643               --
Short-term borrowings                       407,805               --
                                         ----------       ----------

     Total liabilities                      476,813           45,893

Commitments and contingencies
 (Notes 3, 7 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of
  400,000 in both 1998 and 1997)         23,995,517       25,359,042
 General Partners                           (11,482)           2,291
 Net unrealized fair value increase
  from cost of:
   Equity investments                    10,902,840       14,274,364
   Other investments                             --         (265,720)
                                         ----------       ----------

     Total partners' capital              34,886,875       39,369,977
                                         ----------       ----------
     Total liabilities and
      partners' capital                  $35,363,688       39,415,870
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three                 For the Nine
                                                Months Ended                  Months Ended
                                                September 30,                 September 30,
                                          ------------------------       ----------------------
                                             1998           1997            1998         1997
                                          ---------      ---------       ---------    ---------
Income:
 Secured notes receivable interest      $     1,048         14,814           1,048       40,541
 Short-term investment interest               1,046          5,080          14,478       23,996
 Dividend income                                 --             --              --      280,010
                                          ---------      ---------       ---------    ---------
     Total income                             2,094         19,894          15,526      344,547

Costs and expenses:
 Management fees                             97,499         97,498         292,496      292,496
 Individual General Partners'
  compensation                               13,023          8,206          31,420       26,800
 Operating expenses:
   Investment operations                    118,160         90,870         349,730      209,621
   Administrative and investor services     294,529        157,062         613,977      390,342
   Professional fees                         22,390          8,685          50,314       60,394
   Computer services                         57,434         43,777         170,807       96,295
   Interest expense                           7,805             --           7,805           --
   Expenses absorbed by General
    Partners                               (421,041)      (103,318)       (545,365)    (103,318)
                                          ---------      ---------       ---------    ---------
     Total operating expenses                79,277        197,076         647,268      653,334
                                          ---------      ---------       ---------    ---------
     Total costs and expenses               189,799        302,780         971,184      972,630
                                          ---------      ---------       ---------    ---------
Net operating loss                         (187,705)      (282,886)       (955,658)    (628,083)


Net realized gain from
 sales of equity investments                     --        204,104           5,305      630,159
Realized losses from investment
 write-downs                                     --             --        (664,299)          --
Net realized gain from venture capital
 limited partnership investments                520         66,432         237,354       85,480
                                          ---------      ---------       ---------    ---------

Net realized (loss) income                 (187,185)       (12,350)     (1,377,298)      87,556

 Change in net unrealized
  fair value:
   Equity investments                    (1,227,706)     4,234,640      (3,371,524)   8,539,401
   Other investments                             --       (265,720)        265,720     (265,720)
                                          ---------      ---------       ---------    ---------
Net (loss) income                       $(1,414,891)     3,956,570      (4,483,102)   8,361,237
                                          =========      =========       =========    =========
Net realized loss per Unit              $        --             --              (3)          --
                                          =========      =========       =========    =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                           ---------------------------
                                              1998              1997
                                           ---------         ---------
Cash flows from operating activities:
 Interest and dividend income received    $   15,456           320,450
 Cash paid to vendors                       (148,215)         (237,807)
 Cash paid to related parties               (705,959)         (759,154)
 Interest paid on short-term borrowings       (7,805)               --
                                           ---------         ---------
  Net cash used by
   operating activities                     (846,523)         (676,511)
                                           ---------         ---------
Cash flows from investing activities:
 Purchase of equity investments           (1,406,319)       (1,377,335)
 Notes receivable issued                      (2,766)          (33,902)
 Proceeds from sales of
  equity investments                         103,634           883,097
 Repayments of convertible and other
  notes receivable                            92,047            92,645
 Distributions from venture capital
  limited partnership investments            285,504           117,537
                                           ---------         ---------
  Net cash used by
   investing activities                     (927,900)         (317,958)
                                           ---------         ---------
Cash flows from financing activities:
 Proceeds from short-term
  borrowings, net                            407,805                --
                                           ---------         ---------
  Net cash provided by financing
   activities                                407,805                --
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (1,366,618)         (994,469)

Cash and cash equivalents at
 beginning of year                         1,839,535         1,617,085
                                           ---------         ---------
Cash and cash equivalents
 at September 30                          $  472,917           622,616
                                           =========         =========


See accompanying notes to financial statements.

-----------------------------------------------


                                                 For the Nine Months
                                                 Ended September 30,
                                             ---------------------------
                                               1998              1997
                                             ---------         ---------

Reconciliation of net (loss)
 income to net cash used by
  operating activities:

Net (loss) income                          $(4,483,102)        8,361,237

Adjustments to reconcile net (loss)
 income to net cash used by operating
  activities:
   Amortization of discount on secured
    notes receivable                              (339)               --
   Realized gain from sales of
    equity investments, net                     (5,305)         (630,159)
   Realized losses from investment
    write-downs                                664,299                --
   Net realized gain from venture capital
    limited partnership investments           (237,354)          (85,480)
   Change in net unrealized fair value:
    Equity investments                       3,371,524        (8,539,401)
    Other investments                         (265,720)          265,720
   Changes in:
    Due from related parties                   118,721           (21,450)
    Other changes, net                          (9,247)          (26,978)
                                             ---------         ---------
Net cash used by operating activities      $  (846,523)         (676,511)
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

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments and short-term borrowings will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1998 and 1997, were as follows:

                                               1998           1997
                                             --------       --------
Management fees                              $292,496        292,496
Individual General Partners' compensation      31,420         26,800
Reimbursable operating expenses             1,046,129        521,726
Expenses absorbed by General Partners        (545,365)      (103,318)

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $143 due to and $151,077 due from related parties at September 30, 1998, and December 31, 1997, respectively, for such reimbursable expenses.

Amounts payable for management fees were $32,500 and $64,999 at September 30, 1998, and December 31, 1997.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay nor reimburse the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. For the nine months ended September 30, 1998, operating expenses incurred by the Managing General Partners exceeded the limitation by $545,365, resulting in this amount being absorbed by the Managing General Partners.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partners reevaluated allocations to the Partnership and determined that they had not fully recovered allocable operating expenses, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $174,114 consisting of $21,178 for the nine months ended September 30, 1997 and $152,936 for prior years. Had the additional expenses been recorded in prior years and had the limitation not been in effect, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $326,204 and $321,572, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $1,018,519 and $777,830, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1998, the Partnership had an indirect interest in Conversion Technologies, Inc., Endocare, Inc., and Physiometrix, Inc., non-transferable options at an exercise price higher than the current market value.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1997, is in the 1997
Annual Report.  Activity from January 1 through September 30, 1998, consisted of:

                                                                  January 1 through
                                                                  September 30, 1998
                                                               -------------------------
                                                     Principal
                                       Investment    Amount or    Cost          Fair
Industry/Company        Position          Date        Shares      Basis         Value
----------------        --------       ----------    --------- ----------     ----------

Balance at January 1, 1998                                    $22,803,180     37,077,544
                                                               ----------     ----------

Significant changes:

Biomedical
----------
Axys Pharmaceuticals,   Common
 Inc.                   shares            12/95       37,855            0       (147,256)

Biotechnology
-------------
CV Therapeutics,        Common
 Inc.                   shares           various      68,900            0       (195,814)
Prolinx,                Series A
 Inc.                   Preferred         05/95-
                        shares            09/96    1,099,363            0        462,000
Prolinx,                Series B
 Inc.                   Preferred
                        shares            07/97      192,308            0        128,847
Prolinx,                Series C
 Inc.                   Preferred
                        shares            04/98      167,915      360,732        364,376

Communications
--------------
NetChannel,             Series B
 Inc.                   Preferred         10/96-
                        shares            05/97      183,458      (64,068)       (96,882)
NetChannel,             Convertible
 Inc.                   notes            various     $30,029      (31,114)       (31,114)
NetChannel,             Escrowed sales
 Inc.                   proceeds          06/98      $12,460       12,460         12,460
Women.com               Series D
 Networks               Preferred
                        shares            06/98       15,199       50,005         50,005

Computer Systems and Software
-----------------------------
Lynk Systems,           Common shares
 Inc.                   warrant,
                        exercised 6/98    07/93      105,000       (3,500)      (369,600)
Lynk Systems,           Common
 Inc.                   shares            06/98      105,000       38,500        157,500
Pilot Network Services, Common            03/95 &
 Inc.                   shares            07/96      891,054            0        400,974

Environmental
-------------
Conversion Technologies Common
 International, Inc.    shares            05/96      207,547            0       (144,038)

Industrial/Business Automation
------------------------------
Avalon Imaging, Inc.    Series C
                        Preferred
                        shares            03/98      138,888      149,999        149,999
Avalon Imaging, Inc.    Series C
                        Preferred
                        shares            08/98      111,111      120,000        120,000
Portable Energy         Series A
 Products, Inc.         Preferred
                        shares            06/95    1,100,000            0       (467,500)

Portable Energy         Series A
 Products, Inc.         Preferred
                        shares
                        warrant at $0.10
                        expiring 9/01     10/96      186,816            0        (79,396)
Portable Energy         Series B
 Products, Inc.         Preferred
                        shares            12/97    1,116,667            0       (470,213)
Portable Energy         Series C
 Products, Inc.         Preferred
                        shares            07/98    1,500,000      300,000        300,000

Medical
-------
Endocare,               Common
 Inc.                   shares            04/98       35,714      124,999         91,071
Megabios                Common            09/94-
 Corporation            shares            07/95      301,274            0     (1,860,970)
Oxford Glycosciences,   Common
 Plc                    shares            08/93      213,546            0       (275,477)
Periodontix,            Series C
 Inc.                   Preferred
                        shares            02/98       26,531       65,001         65,001
Pharmadigm,             Series A
 Inc.                   Preferred         04/93-
                        shares            12/94      537,635            0        118,280
Pharmadigm,             Series B
 Inc.                   Preferred
                        shares            05/96      137,778            0         30,311
Pharmadigm,             Series D
 Inc.                   Preferred
                        shares            06/98       41,219       99,750         99,750
Physiometrix,           Common
 Inc.                   shares            04/96      287,021            0       (147,310)

Retail/Consumer Products
------------------------
Yes! Entertainment      Common
 Corporation            shares            06/95       55,555            0        (74,833)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests       various   $1,179,893        5,426       (267,625)
                                                               ----------     ----------

Total significant changes during the nine
 months ended September 30, 1998                                1,228,190     (2,077,454)

Other changes, net                                                (53,082)      (118,962)
                                                               ----------     ----------

Total equity investments at September 30, 1998                $23,978,288     34,881,128
                                                               ==========     ==========



Marketable Equity Securities
----------------------------

At September 30, 1998 and December 31, 1997, marketable equity securities had aggregate costs of $6,206,115 and $3,948,418, respectively, and aggregate market values of $3,101,804 and $1,703,410, respectively. The net unrealized losses at September 30, 1998 and December 31, 1997 included gross gains of $444,618 and $103,141, respectively.

Avalon Imaging, Inc.
--------------------

In March 1998, the Partnership purchased 138,888 Series C Preferred shares for $149,999. In August 1998, the Partnership purchased an additional 111,111 Series C Preferred shares for $120,000.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 35,714 common shares for $124,999 in a private placement. At September 30, 1998, the Partnership recorded a $44,595 decrease in the fair value of its investment in the company based on the publicly-traded market price of the company's investment.

Lynk Systems, Inc.
------------------

In June 1998, the Partnership paid $35,000 to exercise its warrant for 105,000 common shares. The fair value of the common shares, as determined by the company, represents a $247,100 decrease in fair value from the price established in their last round of third-party financing.

NetChannel, Inc.
----------------

In June 1998, America Online, Inc. completed its acquisition of the company. The Partnership realized a loss of $15,488 on the completion of the sale transaction. Proceeds of $36,118 and $34,669 were received from the sale of the Partnership's preferred shares and repayment of convertible and other notes receivable. An amount of $12,460 in future sale proceeds will remain in escrow through December 1999 pending final resolution of the sale.

Oxford GlycoSciences, Plc.
--------------------------

The company completed its initial public offering on the London Stock Exchange in April, 1998 at 280 pence per common share. The Partnership's preferred shares were converted to 213,546 common shares.

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

Pilot Network Services, Inc.
----------------------------

In August 1998, the company completed its initial public offering at $14.00 per common share. Prior to the offering, the company effected a 2 to 1 stock split which increased the Partnership holdings to 891,054 common shares.

Portable Energy Products, Inc.
------------------------------

In July 1998, the Partnership purchased 1,500,000 Series C Preferred shares and 375,000 common share warrants for $300,000. The pricing of this round, in which third parties participated, indicated a $1,017,109 decrease in the fair value of the Partnership's existing investment.

Prolinx, Inc.
-------------

In April 1998, the Partnership made an additional investment in the company by purchasing 167,915 Series C Preferred shares and a common shares warrant for $364,376. The pricing of this round, in which third parties participated, indicated a $590,847 increase in the fair value of the Partnership's existing investment.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $55,938 in venture capital limited partnerships during the nine months ended September 30, 1998. The Partnership received cash distributions totaling $285,504 from Spectrum Equity Investors LP, CVM Equity Fund IV, Ltd. and Trinity Ventures
IV. The Partnership also received stock distributions of PRI Automation, Inc. with a fair value of $2,362. Distributions totaling $237,354 were recorded as realized gains and distributions totaling $50,512 were recorded as returns of capital.

The Partnership recorded a $267,625 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc. and Physiometrix, Inc. investments are restricted. The Partnership may not sell its Pilot Network Services, Inc. shares before February, 1999.

5.     Other Investments
       -----------------

In June 1998, the Partnership wrote off the fair value and cost basis of its investment in Transphase Systems, Inc. and realized a loss of $664,299 based on the opinion of the Managing General Partner that the unlikely prospects for recovery of the investment indicated a permanent decline in value.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1998, and December 31, 1997 consisted of:

                                                  1998          1997
                                                ---------     ---------
Demand accounts                                 $451,237          4,221
Money-market accounts                             21,680      1,835,314
                                                 -------      ---------
 Total                                          $472,917      1,839,535
                                                 =======      =========

At September 30, 1998, the majority of the funds were on deposit at a single financial institution.


7.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At September 30, 1998, the borrowing capacity of this account, which fluctuates based on collateral value, was $772,015; as of November 9, 1998, the borrowing capacity was $1,140,904. The weighted-average interest rate for this nine months ended September 30, 1998 was 9%. Interest expense was $7,805 for the nine months ended September 30, 1998. The Partnership's investments in Megabios Corporation, CV Therapeutics, Inc. and Axys Pharmaceuticals, Inc. are pledged as collateral.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1998 the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                        $200,000
Equipment lease guarantees                                 300,000
Venture capital limited partnership investments             85,407
                                                           -------
                                                          $585,407
                                                           =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $846,523. The Partnership paid management fees of $324,995 to the Managing General Partners and reimbursed related parties for operating expenses of $349,544. In addition, $31,420 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $148,215 and interest expense of $7,805 were paid. Interest income of $15,456 was received.

During the nine months ended September 30, 1998, the Partnership funded equity investments of $1,406,319 primarily to portfolio companies in the medical, biotechnology and industrial/business automation industries. Proceeds from sales of equity investments were $103,634 and repayments of convertible and other notes receivable were $92,047. Cash distributions from venture capital limited partnerships provided $285,504. As of September 30, 1998, the Partnership was committed to fund additional investments totaling $585,407 as discussed in Note 8 to the financial statements.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $772,015 at September 30, 1998. The outstanding balance was $407,805 at September 30, 1998. The Partnership's investments in Megabios Corporation, CV Therapeutics, Inc. and Axys Pharmaceuticals, Inc. are pledged as collateral. The borrowing capacity of the account was $1,140,904 at November 9, 1998.
Cash and cash equivalents at September 30, 1998, were $472,917. Future interest income on short-term investments, proceeds from investment sales, and Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $1,414,891 for the three months ended September 30, 1998, as compared to net income of $3,956,570 for the three months ended September 30, 1997. The change was primarily due to a $5,462,346 decrease in the change in net unrealized fair value of equity investments and a $204,104 decrease in net realized gain from equity investment sales, partially offset by a $117,799 decrease in operating expenses.

During the three months ended September 30, 1998, the decrease in fair value of equity investments of $1,227,706 was primarily due to decreases in portfolio companies in the medical industry. During the same period in 1997, the increase in fair value of equity investments of $4,234,640 was primarily due to increases in portfolio companies in the medical, computer systems and software and biotechnology industries.

For the quarter ended September 30, 1997, realized gains from equity investment sales of $204,104 related primarily to the common stock sale of Bolder Technologies Corporation. There were no sales of investments in the quarter ended September 30, 1998.

Total operating expenses were $79,277 and $197,076 for the quarters ended September 30, 1998 and 1997, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $421,041 and $103,318 during the quarters ended September 30, 1998 and 1997, respectively. Additionally, operating expenses for the three months ended September 30, 1998 include additional expenses of $174,114 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $326,204 and $321,572, respectively

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
------------------------------------------------------------------------
year
----

Net loss was $4,483,102 for the nine months ended September 30, 1998, compared to net income of $8,361,237 during the same period in 1997. The change was primarily due to a $11,910,925 decrease in the change in net unrealized fair value of equity investments, a $664,299 increase in realized losses from investment write-downs, a $624,854 decrease in net realized gain from sales of equity investments, and a $329,021 decrease in total income.

During the nine months ended September 30, 1998, the decrease in fair value of equity investments of $3,371,524 was primarily due to decreases in portfolio companies in the medical and industrial/business automation industries, partially offset by increases in the biotechnology industry. During the same period in 1997, the increase of $8,539,401 was primarily due to increases in portfolio companies in the medical, microelectronics and communications industries, partially offset by decreases in the biomedical and industrial/business automation industries.

The Partnership recorded realized losses of $664,299 from investment write-downs for the nine months ended September 30, 1998 related to a portfolio company in the environmental industry. During the same period in 1997, there were no realized losses from investment write-downs recorded.

For the nine months ended September 30, 1998, realized gains from sales of equity investments were $5,305. During the same period in 1997, realized gains of $630,159 mainly related to the common stock sale of Bolder Technologies Corporation.

Total income was $15,526 and $344,547 for the nine months ended September 30, 1998 and 1997, respectively. The decrease was due to lower notes receivable balances and a $280,010 dividend received in 1997. No such dividend was received in 1998.

Total operating expenses were $647,268 and $653,334 for the nine months ended September 30, 1998 and 1997, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $545,365 and $103,318 for the nine months ended September 30, 1998 and 1997, respectively. Additionally, operating expenses for the nine months ended September 30, 1998 include additional expenses of $174,114 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $1,018,519 and $777,830, respectively. The increase is attributable to increased administrative and investor services and investment operations expenses due to an increased level of investment monitoring activity.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partners have completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Managing General Partners are also monitoring the progress of software vendors and third-party processors on which they rely, as well as the progress of portfolio companies in which the Partnership has made significant investments.

The Managing General Partners do not expect the cost of the internal system modifications to be material to the Partnership's financial statements.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 12, 1998    By:     /s/Michael R. Brenner
                             ------------------------------------
                                       Michael R. Brenner
                                       Controller