Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1999-03-31
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated January 22, 1992, forming a part of Registration Statement No. 33-31237 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions (pages 23 to 25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on June 26, 1989 and was inactive until it commenced the sale of Units in May of 1990. The purpose of the Partnership is to make venture capital investments in emerging growth companies as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated January 22, 1992. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 2000 pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership may be further continued, subject to the right of the Individual General Partners, for an additional two-year period.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The matters below were voted upon at the Annual Meeting of the Partnership held on September 11, 1998. At the meeting
215,569 Limited Partner Units were represented in person or by proxy.

   a)  Election of three Individual General Partners.

                                  VOTES     VOTES
      NAME                         FOR     WITHHELD
  -------------                  -------   --------
Ben H. Crawford, Ph.D.           208,041    7,528
Harry E. Kitch, P.E.             207,658    7,911
Alfred E. Osborne, Jr., Ph.D.    208,434    7,135

   b)  Election of two Managing General Partners.

                                VOTES        VOTES
      NAME                       FOR        WITHHELD
  -------------                -------      --------
Technology Funding Inc.        209,391       6,178
Technology Funding Limited     209,361       6,208

   c) Ratification of appointment of KPMG LLP as independent auditors.

For:                          206,519
Against:                        1,216
Abstain:                        7,834

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 1998, there were 6,582 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                               -----------------------------------------------------------------
                                 1998         1997           1996           1995          1994
                               --------     --------       --------       --------      --------
Total interest income        $   16,681      109,168        177,557        620,711      943,311
Total dividend income                --      280,010             --             --           --
Net operating loss           (1,792,028)    (678,851)    (1,796,650)    (1,095,815)    (689,890)
Net realized gain from
  sales of equity
  investments                     5,305    3,781,057      2,174,495        935,950    3,209,979
Realized losses from
  investment write-downs     (3,375,003)  (1,059,212)    (4,049,697)    (3,137,377)    (541,125)
Recoveries from investments
  previously written-off             --           --         23,922         45,248           --
Net realized gain from
 venture capital limited
 partnership investments        237,354       38,757         22,997             --           --
Net realized (loss) income   (4,924,372)   2,081,751     (3,624,933)    (3,251,994)   1,978,964
Change in net unrealized
 fair value:
  Equity investments          2,139,142    8,572,830      2,019,333        765,254     (314,082)
  Secured notes receivable           --           --        955,000       (395,000)    (443,000)
  Other investments             265,720     (265,720)            --             --           --
Net (loss) income            (2,519,510)  10,388,861       (650,600)    (2,881,740)   1,221,882
Net realized (loss)
 income per Unit                    (12)           5             (9)            (8)           5
Total assets                 37,702,090   39,415,870     29,077,479     29,698,636   32,599,849


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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1998, net cash used by operating activities totaled $1,015,985. The Partnership paid management fees of $375,354 to the Managing General Partners and reimbursed related parties for operating expenses of $432,631. In addition, $36,373 was paid to the Individual General Partners as compensation for their services. Other operating expenses and interest expense of $176,951 and $10,199 were paid, respectively. The Partnership received $15,523 in interest income.

In 1998, equity investments of $1,406,319 were funded primarily to portfolio companies in the biotechnology, medical and industrial/business automation industries. Repayments of secured and convertible notes receivable during 1998 provided cash of $92,047. Proceeds from the sale of equity investments were $103,634 and cash distributions of $285,504 were received from venture capital limited partnership investments. At December 31, 1998, the Partnership had commitments to fund additional investments totaling $585,407.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account which fluctuates based on collateral value was $883,214 at December 31, 1998. The outstanding balance was $120,200 at December 31, 1998. The Partnership's investments in CV Therapeutics, Inc., Megabios Corp., and Axys Pharmaceuticals, Inc. are pledged as collateral. The borrowing capacity of this account was $4,992,236 at March 26, 1999. The Partnership's investment in Pilot Network Services, Inc. was pledged as collateral in February 1999.

Cash and cash equivalents at December 31, 1998, were $15,850. Future proceeds from investment sales and the borrowing capacity of the Fund along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1998 compared to 1997
---------------------

Net loss was $2,519,510 in 1998, compared to net income of $10,388,861 in 1997. The increase in net loss was primarily due to a decrease of $5,902,248 in the change in net unrealized fair value of investments, a $3,775,752 decrease in net realized gain from sales of equity investments, a $2,315,791 increase in realized losses from investment write-downs, a $821,675 increase in total operating expenses, and a $372,497 decrease in total income.

During 1998, the increase in fair value of investments of $2,404,862 was primarily due to portfolio companies in the environmental, computer systems and software, and biomedical industries, partially offset by decreases in the medical and industrial/business automation industries. During 1997, the increase of $8,307,110 was primarily due to portfolio companies in the medical, computer system and software, and microelectronics industries, partially offset by decreases in the communications and industrial/business automation industries.

During 1998, the net realized gain from sales of equity investments was $5,305. Net realized gain from sales of equity investments of $3,781,057 in 1997 resulted primarily from the sales of shares in UT Starcom, Inc. and Bolder
Technologies Corporation.

During 1998, realized losses from investment write-downs of $3,375,003 primarily attributable to investments in Conversion Technologies International, Inc., ConjuChem, Inc., Yes! Entertainment Corporation and Transphase Systems, Inc. During 1997, realized losses of $1,059,212 primarily related to a portfolio company in the computer systems and software industry.

Total operating expenses were $1,461,981 and $640,306 for 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $731,751 and $404,486 were absorbed by the General Partners in 1998 and 1997, respectively. During late 1998, it was determined that certain operational costs, primarily rent, paid directly by the Partnership were not subject to the limitation. Consequently, in 1998, $742,623 of direct Partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses. Also disclosed in Note 3, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged $218,363 of additional operating expenses in 1998, of which $28,212 and $190,151 related to 1997 and prior years, respectively. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,232,752 and $1,073,004 in 1998 and 1997, respectively. The increase is primarily due to a higher level of activity required for portfolio management in 1998.

Total income was $16,681 and $389,178 for 1998 and 1997,
respectively. The decrease was primarily due to a decrease in dividend income and a decrease in interest income due to lower cash and cash equivalents balances resulting from new and follow-on investments and a reduction in the secured notes receivable.

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

Total operating expenses were $640,306 and $1,549,881 in 1997 and 1996, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $404,486 and $531,571 were absorbed by the General Partners in 1997 and 1996, respectively. During 1996, it was determined that certain operational costs paid directly by the Partnership were not subject to the limitation. Consequently, in 1996, $853,838 of direct Partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses in 1997 and 1996, would have been $1,044,792 and $1,227,614, respectively. The decrease is primarily due to decreased investment operations expenses as the overall level of portfolio activity has decreased.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.


TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership.
The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The Managing General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the Technology Funding Venture Capital Fund VI, LLC Prospectus, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997
Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1998, the Partnership incurred $310,355 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Individual General Partners and related expenses. For the year ended December 31, 1998, $36,373 of such fees were incurred.

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

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1998
                   and 1997
                  Statements of Operations for the years
                   ended December 31, 1998, 1997 and 1996
                  Statements of Partners' Capital for the years
                   ended December 31, 1998, 1997 and 1996
                  Statements of Cash Flows for the years
                   ended December 31, 1998, 1997 and 1996
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated January
22, 1992 included in Registration Statement No. 33-
31237 filed pursuant to Rule 424(b) of the General
Rules and Regulations under the Securities Act of
1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

         (c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                                   /S/KPMG LLP
March 26, 1999

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               1998           1997
                                              ------         ------
ASSETS

Investments:
  Equity investments (cost basis of
    $21,268,672 and $22,803,180
    for 1998 and 1997, respectively)     $37,682,178     37,077,544
  Secured notes receivable, net
    (cost basis of $4,479 for 1997)               --          4,479
  Other investments (cost basis of
    $664,299 for 1998 and 1997)                   --        398,579
                                          ----------     ----------
     Total investments                    37,682,178     37,480,602

Cash and cash equivalents                     15,850      1,839,535
Due from related parties                          --         86,078
Other assets                                   4,062          9,655
                                          ----------     ----------
     Total assets                        $37,702,090     39,415,870
                                          ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    60,445         45,893
Due to related parties                       670,978             --
Short-term borrowings                        120,200             --
                                          ----------     ----------
     Total liabilities                       851,623         45,893

Commitments, contingencies, and
 subsequent events (Notes 3, 5,
 10, and 11)

Partners' capital:
  Limited Partners
    (Units outstanding of
    400,000 in both 1998 and 1997)        20,483,914     25,359,042
  General Partners                           (46,953)         2,291
  Net unrealized fair value increase
   (decrease) from cost:
    Equity investments                    16,413,506     14,274,364
    Other investments                             --       (265,720)
                                          ----------     ----------
     Total partners' capital              36,850,467     39,369,977
                                          ----------     ----------
     Total liabilities and
      Partners' capital                  $37,702,090     39,415,870
                                          ==========     ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                1998            1997          1996
                               ------          ------        ------
Income:
 Secured notes receivable
  interest                $     2,170          56,636       106,108
 Short-term investment
  interest                     14,511          52,532        71,449
 Dividend income                   --         280,010            --
                            ---------      ----------     ---------
     Total income              16,681         389,178       177,557

Costs and expenses:
 Management fees              310,355         389,995       389,995
 Individual General
  Partners' compensation       36,373          37,728        34,331
 Operating expenses:
  Administrative and
   investor services          747,710         559,356       466,439
  Investment operations       400,301         284,380       487,139
  Professional fees            92,298          73,067       113,891
  Computer services           200,607         127,989       160,145
  Interest expense             10,199              --            --
  Expenses absorbed by
   General Partners          (731,757)       (404,486)     (531,571)
  Expenses absorbed by
   General Partners
   in prior years             742,623              --       853,838
                            ---------      ----------     ---------
     Total operating
      expenses              1,461,981         640,306     1,549,881
                            ---------      ----------     ---------
     Total costs and
      expenses              1,808,709       1,068,029     1,974,207
                            ---------      ----------     ---------

Net operating loss         (1,792,028)       (678,851)   (1,796,650)

 Net realized gain from
  sales of equity
  investments                   5,305       3,781,057     2,174,495
 Realized losses from
  investment write-downs   (3,375,003)     (1,059,212)   (4,049,697)
 Recoveries from
  investments previously
  written off                      --              --        23,922
 Net realized gain from
  venture capital limited
  partnership investments     237,354          38,757        22,997
                            ---------      ----------     ---------
Net realized (loss)
  income                   (4,924,372)      2,081,751    (3,624,933)

Change in net unrealized
 fair value:
  Equity investments        2,139,142       8,572,830     2,019,333
  Other investments           265,720        (265,720)           --
  Secured notes
   receivable                      --              --       955,000
                            ---------      ----------     ---------

Net (loss) income         $(2,519,510)     10,388,861      (650,600)
                            =========      ==========     =========

Net realized (loss)
 income per Unit          $       (12)              5            (9)
                            =========      ==========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1998, 1997 and 1996:

                                                              Net Unrealized Fair
                                                                Value Increase
                                                             (Decrease) From Cost
                                                            ------------------------
                                                              Equity       Secured
                                       Limited     General   and Other      Notes
                                       Partners   Partners  Investments   Receivable       Total
                                       --------   --------  -----------  -----------       -----

Partners' capital,
 December 31, 1995                  $26,925,872    (21,357)   3,682,201    (955,000)   29,631,716

Net realized loss                    (3,588,684)   (36,249)          --          --    (3,624,933)

Change in net unrealized
 fair value:
  Equity investments                         --         --    2,019,333          --     2,019,333
  Secured notes receivable                   --         --           --     955,000       955,000
                                     ----------     ------    ---------     -------    ----------
Partners' capital,
 December 31, 1996                   23,337,188    (57,606)   5,701,534          --    28,981,116

Net realized income                   2,021,854     59,897           --          --     2,081,751

Change in net unrealized
 fair value:
  Equity investments                         --         --    8,572,830          --     8,572,830
  Other investments                          --         --     (265,720)         --      (265,720)
                                     ----------     ------   ----------    --------    ----------
Partners' capital,
 December 31, 1997                   25,359,042      2,291   14,008,644          --    39,369,977

Net realized loss                    (4,875,128)   (49,244)          --          --    (4,924,372)

Change in net unrealized
 fair value:
  Equity investments                         --         --    2,139,142          --     2,139,142
  Other investments                          --         --      265,720          --       265,720
                                     ----------     ------    ---------     -------    ----------
Partners' capital,
 December 31, 1998                  $20,483,914    (46,953)  16,413,506          --    36,850,467
                                     ==========     ======   ==========    ========    ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    1998          1997           1996
                                   ------        ------         ------
Cash flows from operating
 activities:
  Interest received             $   15,523       76,332       166,387
  Dividends received                    --      280,010            --
  Cash paid to vendors            (176,951)    (287,846)     (276,630)
  Cash paid to related parties    (844,358)    (921,578)   (1,659,888)
  Interest paid on short-term
   borrowings                      (10,199)          --            --
                                 ---------    ---------     ---------
    Net cash used by
     operating activities       (1,015,985)    (853,082)   (1,770,131)
                                 ---------    ---------     ---------
Cash flows from investing
 activities:
  Secured notes receivable
   issued                           (2,766)     (33,902)     (208,334)
  Purchase of equity
   investments                  (1,406,319)  (2,595,910)   (4,843,447)
  Payment of loan guarantee             --   (1,055,862)           --
  Repayment of secured and
   convertible notes receivable     92,047       94,938       547,440
  Proceeds from sales of
    investments                    103,634    4,508,995     3,466,227
  Distributions from venture
   capital limited partnership
   investments                     285,504      157,273        29,288
                                 ---------    ---------     ---------
    Net cash (used) provided
     by investing activities      (927,900)   1,075,532    (1,008,826)
                                 ---------    ---------     ---------
Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings, net                 120,200           --            --
                                 ---------    ---------     ---------
    Net cash provided by
     financing activities          120,200           --            --
                                 ---------    ---------     ---------

Net (decrease) increase in
 cash and cash equivalents      (1,823,685)     222,450    (2,778,957)
Cash and cash equivalents
 at beginning of year            1,839,535    1,617,085     4,396,042
                                 ---------    ---------     ---------
Cash and cash equivalents
 at end of year                 $   15,850    1,839,535     1,617,085
                                 =========    =========     =========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    1998          1997           1996
                                   ------        ------         ------
Reconciliation of net
 (loss) income to net cash
 used by operating activities:

Net (loss) income              $(2,519,510)  10,388,861      (650,600)

Adjustments to reconcile net
 (loss) income to net cash
  used by operating
  activities:
  Change in net unrealized
   fair value:
    Equity investments          (2,139,142)  (8,572,830)   (2,019,333)
    Secured notes receivable            --           --      (955,000)
    Other investments             (265,720)     265,720            --
  Realized losses from
   investment write-downs        3,375,003    1,059,212     4,049,697
  Net realized gain from sales
   of equity investments            (5,305)  (3,781,057)   (2,174,495)
  Net realized gain from
   venture capital limited
   partnership investments        (237,354)     (38,757)      (22,997)
  Recoveries from investments
   previously written off               --           --       (23,922)
  Other, net                          (339)          --        (1,867)
Changes in:
  Accrued interest on
   convertible and
   secured notes                      (819)     (32,836)       (9,303)
  Accounts payable and
   accrued expenses                 14,552        8,776        10,417
  Due to/from related parties      757,056     (145,324)       18,276
  Other, net                         5,593       (4,847)        8,996
                                 ---------    ---------     ---------
Net cash used by
 operating activities          $(1,015,985)    (853,082)   (1,770,131)
                                 =========    =========     =========
Non-cash investing activities:
  Reclassification of secured
   notes to equity investments
  (subordinated notes
   receivable)                 $        --           --     1,275,000
                                 =========    =========     =========
  Reclassification of secured
   notes to other investments  $        --           --       681,565
                                 =========    =========     =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. There are also three Individual General Partners.

The Partnership offering commenced in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's term was extended for a two-year period to December 31, 2000 pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership Agreement provides that the Partnership may be further extended for an additional two-year period from such date if the Independent General Partners so determine or unless sooner dissolved.

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

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $3,311,167 and $1,703,410 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $34,371,011 and $35,374,134 at December 31, 1998 and 1997, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity, venture capital and other investments and convertible and subordinated notes receivable may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" in the Statements of Operations.

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

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $21,268,672 by $2,751,009 as of December 31, 1998.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 at December 31, 1998, 1997 and 1996 into total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

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

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1998,
1997 and 1996, related party costs were as follows:


                              1998           1997          1996
                            --------       --------      --------


Management fees            $ 310,355        389,995       389,995
Individual General
 Partners' compensation       36,373         37,728        34,331
Reimbursable operating
 expenses:
  Administrative and
   investor services         668,292        373,519       341,641
  Investment operations      374,921        260,707       429,785
  Computer services          200,607        118,791       160,145
Expenses absorbed by
 General Partners           (731,757)      (404,486)     (531,571)
Expenses absorbed by
 General Partners
 in prior years              742,623             --       853,838


Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, beginning January 2, 1996, management fees changed from 2% to 1% per annum of adjusted capital contributions. Such amounts due to related parties were $0 and $64,999 at December 31, 1998 and 1997, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Pursuant to the Partnership Agreement, the Partnership may not reimburse the Managing General Partners for certain operational costs that aggregate more than 1% of total Limited Partner capital contributions. At December 31, 1998, amounts due to related parties related to such expenses were $670,978, compared to $151,077 due from related parties at December 31, 1997.

In 1998, 1997, and 1996, the Managing General Partners absorbed $731,751, $404,486, and $531,571, respectively, in operating expenses. In late 1998, it was determined that certain operational costs, primarily rent, absorbed by the General Partners in prior years were not subject to this limitation; consequently, $742,623 was reimbursed to the General Partners. In 1996, it was determined that certain operational costs paid directly to the Partnership which had been absorbed by the General Partners in prior years were not subject to this limitation; consequently, $853,838 was reimbursed to the General Partners.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $218,363 consisting of $28,212, $47,481,and $142,670 for 1997, 1996 and prior years, respectively. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses would have been $1,232,752, $1,073,004, and $1,275,095 for 1998, 1997, and 1996, respectively.

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

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1998, the Partnership had an indirect interest in non-transferable Endocare, Inc., Physiometrix, Inc. and Conversion Technologies International, Inc. options at an exercise price higher than the current market value.

In 1996, TFL had a sublease rental agreement with a Partnership portfolio company in the medical industry. The terms of this agreement were similar to those which would apply to an unrelated party.

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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



5.  Equity Investments
    ------------------

At December 31, 1998, and December 31, 1997, equity investments consisted of:

                                                      December 31, 1998     December 31, 1997
                                          Principal   ------------------    -----------------
                             Investment   Amount or   Cost        Fair       Cost      Fair
Industry/Company  Position      Date       Shares     Basis       Value      Basis     Value
----------------  --------      ----       ------     -----       -----      -----     -----

Biomedical
----------
Axys             Common
 Pharmaceuticals,shares
 Inc.                           12/95        37,855   $500,000    215,319    500,000    315,711
ConjuChem, Inc.  Series B
(formerly        Preferred
 RedCell, Inc.)  shares         12/94       797,872          0          0    750,000          0
ConjuChem, Inc.  Convertible
(formerly        note (1)       02/96-
 RedCell, Inc.)                 07/96      $197,925          0          0    215,329    215,329
ConjuChem, Inc.  Series C
(formerly        Preferred
 RedCell, Inc.)  share warrant
                 at exercise                $26,990
                 price TBD;                 aggregate
                 expiring                   purchase
                 02/01          02/96       price            0          0          0          0
ConjuChem, Inc.  Series C
(formerly        Preferred
 RedCell, Inc.)  share warrant
                 at exercise
                 price TBD;                 $2,699
                 expiring                   aggregate
                 07/01                      purchase
                                07/96       price            0          0          0          0

Biotechnology
-------------
CV Therapeutics, Common
 Inc.            share
                 warrant
                 at $20.00;
                 expiring
                 09/00          09/95         3,200      1,280          0      1,280          0
CV Therapeutics, Common         03/94&
 Inc.            Shares         09/95        68,900  1,376,720    325,553  1,376,720    625,612
Molecular        Common
 Geriatrics      shares
 Corporation                    09/93        47,170    250,000     94,340    250,000     94,340
Prolinx, Inc.    Series A
                 Preferred
                 shares         05/95       328,929    328,929    713,776    328,929    575,626
Prolinx, Inc.    Series A
                 Preferred
                 shares         12/95       342,071    342,071    742,294    342,071    598,624
Prolinx, Inc.    Series A
                 Preferred
                 shares         09/96       429,000    429,000    930,930    429,000    750,750
Prolinx, Inc.    Series B
                 Preferred
                 shares         07/97       192,300    288,461    417,308    288,461    288,461
Prolinx, Inc.    Series C
                 Preferred
                 shares         04/98       167,915    360,732    364,376         --         --
Prolinx, Inc.    Common share
                 warrant at
                 $.0001; shares
                 and expiration
                 date TBD       04/98         TBD        3,644          0         --         --

Communications
--------------
NetChannel, Inc. Escrowed
                 sales
                 proceeds       06/98       $12,460     12,460     12,460         --         --
NetChannel, Inc. Series B
                 Preferred
                 shares         10/96        47,340         --         --     24,750     25,000

NetChannel, Inc. Series B
                 Preferred
                 shares         01/97        47,340         --         --     11,477     25,000
NetChannel, Inc. Series B
                 Preferred
                 shares         03/97        56,808         --         --     13,774     29,999
NetChannel, Inc. Convertible
                 note (1)       05/97       $11,279         --         --     11,917     11,917
NetChannel, Inc. Series B
                 Preferred
                 shares         05/97        31,970         --         --     14,067     16,883
NetChannel, Inc. Convertible
                 note (1)       09/97       $ 9,375         --         --      9,605      9,605
NetChannel, Inc. Convertible
                 note (1)       09/97       $ 9,375         --         --      9,592      9,592
Positive         Series E
 Communications, Preferred
 Inc.            shares         09/94       285,714  1,000,000  1,214,285  1,000,000  1,214,285
Positive         Series G
 Communications, Preferred
 Inc.            shares         08/95        17,885     76,011     76,011     76,011     76,011
Positive         Convertible
 Communications, note (1)
 Inc.                           03/96       $63,047     74,159     74,159     72,037     72,037
Positive         Common
 Communications, share
 Inc.            warrant
                 at $.50;
                 expiring
                 03/01          03/96         3,709          4     13,909          4     13,909
Positive         Common
 Communications, share
 Inc.            warrant
                 at $0.50;
                 expiring
                 10/01          10/96         5,537          6     20,764          6     20,764
Women.com
 Networks        Series A
(formerly Wire   Preferred
 Networks, Inc.) shares         02/96        78,553    106,047    258,439    106,047    238,801

Women.com
 Networks        Series B
(formerly Wire   Preferred
 Networks, Inc.) shares         02/96        95,980    215,955    315,774    215,955    291,779
Women.com
 Networks        Series C
(formerly Wire   Preferred
 Networks, Inc.) shares         07/97         2,740      8,330      9,015      8,330      8,330
Women.com
 Networks        Series D
(formerly Wire   Preferred
 Networks, Inc.) shares         06/98        15,199     50,005     50,005         --         --

Computer Systems and Software
-----------------------------
Ascent Logic     Series C
 Corporation     Preferred
                 shares         10/92       425,532    396,000    148,936    396,000    148,936
Ascent Logic     Common
 Corporation     shares         03/97        36,443     23,796     12,755     23,796     12,755
Lynk Systems,    Common
 Inc.            share
                 warrant
                 at $0.33;
                 exercised
                 06/98          07/93       105,000         --         --      3,500    369,600
Lynk Systems,    Common
 Inc.            share          06/98       105,000     38,500    157,500         --         --
Pilot Network    Common
 Services, Inc.  shares         06/98       743,114    650,225  5,910,877    650,225  3,344,013
Pilot Network    Common
 Services, Inc.  shares         07/96       147,940    295,880  1,176,744    295,880    665,730
Velocity         Common
 Inc.            share
                 warrant
                 at $1.00;
                 expiring
                 03/00          03/95        25,000          0          0          0          0
Velocity         Subordinated   08/95-
 Inc.            notes (1)      08/97    $1,550,000          0          0          0          0
Versant          Common
 Corporation     shares         05/97         2,091     18,559      4,784     18,559     28,396

Environmental
-------------
Conversion       Common
 Technologies    shares
 International,
 Inc.                           05/96       207,547          0      2,075  1,500,000    197,170
Conversion       Class A
 Technologies    warrant
 International,  at $5.85;
 Inc.            expiring
                 05/01          05/96        93,750          0          0          0          0
Conversion       Common share
 Technologies    warrant
 International,  at $5.28;
 Inc.            expiring
                 05/00          05/96        51,884          0          0          0      8,301
Conversion
 Technologies    Series A
 International,  Preferred      08/97-
 Inc.            shares         04/98         8,820          0        789     78,750     78,750
Naiad            Series A
Technologies,    Preferred
 Inc.            shares         12/95        50,000     25,000    162,500     25,000    162,500
Naiad            Series B
 Technologies,   Preferred
 Inc.            shares         11/96        15,102     30,204     49,082     30,204     49,082
Naiad            Series C
 Technologies,   Preferred
 Inc.            shares         11/97        49,230    159,998    159,998    159,998    159,998
SRG Products     Subordinated
 Corporation     note (1)       04/95       $56,880         --         --     57,224     57,224
SRG Products     Preferred
 Corporation     shares         12/97     4,068,625          0          0          0          0

Industrial/Business Automation
------------------------------
Avalon Imaging,  Redeemable
 Inc.            Series A
                 Preferred
                 shares         12/94       144,509    250,001    217,154    250,001    197,081

Avalon Imaging,  Redeemable
 Inc.            Series B
                 Preferred      02/96&
                 shares         06/96       166,667    500,001    592,196    499,671    537,125
Avalon Imaging,  Common
 Inc.            shares         04/96       125,000    250,000    250,000    250,000    250,000
Avalon Imaging,  Series C
 Inc.            Preferred
                 share
                 warrant at
                 exercise price             $45,967
                 TBD;                       aggregate
                 expiring                   purchase
                 03/02          03/97       price            0          0          0          0
Avalon Imaging,  Series C
 Inc.            Preferred
  shares         09/97       379,037    409,360    451,054    409,360    409,360
Avalon Imaging,  Series C
 Inc.            Preferred
                 share
                 warrant at
                 exercise price             $12,250
                 TBD;                       aggregate
                 expiring                   purchase
                 10/02          10/97       price            0          0          0          0
Avalon Imaging,  Series C
 Inc.            Preferred      03/98 &
  shares         08/98       249,999    269,999    297,499         --         --
Portable         Series A
 Energy          Preferred
 Products, Inc.  shares         06/95     1,100,000  1,100,000    220,000  1,100,000    687,500
Portable         Convertible
 Energy          note (1)
 Products, Inc.                 10/96      $202,508         --         --      3,242      3,242
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 09/01          10/96       155,804          0          0          0          0

Portable         Series A
 Energy          Preferred
 Products, Inc.  share
                 warrant
                 at $0.10;
                 expiring
                 09/01          10/96       186,816          0     18,682          0     98,078
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 03/02          03/97        98,398          0          0          0          0
Portable         Convertible
 Energy          note (1)
 Products, Inc.  interest       03/97       $98,398         --         --      1,983      1,983
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 06/02          06/97         8,476        339          0        339          0
Portable         Common
 Energy          share
 Products, Inc.  warrant
                 at $1.00;
                 expiring
                 06/02          07/97        21,182        847          0        847          0
Portable         Convertible
 Energy          note (1)
 Products, Inc.  interest       06/97       $33,902         --          --       683        683
Portable         Convertible
 Energy          note (1)
 Products, Inc.  interest       07/97       $84,727         --          --     1,707      1,707
Portable         Series B
 Energy          Preferred
 Products, Inc.  shares         12/97     1,138,522    575,520     227,704   568,156    697,917
Portable         Series C
 Energy          Preferred
 Products, Inc.  shares         07/98     1,500,000    297,000     300,000        --         --

Portable         Series C
 Energy          warrant at
 Products, Inc.  $.20; expiring
                 07/03          07/98       375,000      3,000           0        --         --
PRI Automation,  Common         02/98-
 Inc.            shares         09/98            53      2,362       2,533        --         --

Information Technology
----------------------
Metromail,       Common
 Inc.            shares         12/93         1,957         --         --     46,723     35,970
WorldRes, Inc.   Series B
                 Preferred
                 shares         01/97         7,396     24,998     27,365     24,998     27,365
WorldRes, Inc.   Series X share             $   938
                 warrant at                 aggregate
                 price TBD;                 purchase
                 expiring 10/02 10/97       price            0          0          0          0
WorldRes, Inc.   Series C
                 Preferred
                 shares         12/97        51,942    192,186    192,186    192,186    192,186
WorldRes, Inc.   Interest       10/97           $75         --         --         75         75

Medical
-------
Acusphere, Inc.  Series B
                 Preferred
                 shares         05/95       250,000    400,000    825,000    400,000    750,000
Acusphere, Inc.  Series C
                 Preferred
                 shares         05/96        23,364     49,999     77,101     49,999     70,092
Acusphere, Inc.  Series D
                 Preferred
                 shares         11/97       104,167    312,500    343,751    312,500    312,500
ADESSO Specialty Series A
 Services        Preferred
 Organization    shares
 Inc.                           07/95       400,000    400,000  3,360,000    400,000  3,360,000
ADESSO Specialty Series B
 Services        Preferred
 Organization    shares
 Inc.                           03/96       369,231  1,200,001  3,101,540  1,200,001  3,101,540

ADESSO Specialty Series A
 Services        Preferred
 Organization    share warrant
 Inc.            at $1.00;
                 expiring
                 03/01          03/96        68,704          0    508,410          0    508,410
ADESSO Specialty Series D
 Services        Preferred
 Organization    shares
 Inc.                           12/97        28,095    235,998    235,998    235,998    235,998
Biex, Inc.       Series A
                 Preferred
                 shares         07/93       128,205     83,333    320,513     83,333    320,513
Biex, Inc.       Series B
                 Preferred
                 shares         10/94        63,907     63,907    159,768     63,907    159,768
Biex, Inc.       Series B
                 Preferred
                 share warrant
                 at $1.00;
                 expiring
                 10/99          10/94        23,540          8     35,310          8     35,310
Biex, Inc.       Series C
                 Preferred
                 shares         06/95        83,334     83,334    208,335     83,334    208,335
Biex, Inc.       Series C
                 Preferred
                 shares         12/95        83,333     83,333    208,333     83,333    208,333
Biex, Inc.       Series C
                 Preferred
                 shares         04/96        83,333     83,333    208,333     83,333    208,333
Biex, Inc.       Series D
                 Preferred
                 shares         08/96       111,115    166,673    277,788    166,673    277,788
Biex, Inc.       Series D
                 Preferred
                 shares         03/97        44,446     66,669    111,115     66,669    111,115
Biex, Inc.       Series E
                 Preferred
                 shares         08/97        13,334     33,335     33,335     33,335     33,335
CareCentric      Series A
 Solutions, Inc. Preferred
                 shares         10/95       166,667    250,000    175,000    250,000    186,926
CareCentric      Series B
 Solutions, Inc. Preferred
                 shares         09/96        14,500     21,750     15,225     21,750     16,263
CareCentric      Series C
 Solutions, Inc. Preferred
                 shares         12/97        46,576     48,905     48,905     48,905     48,905
CareCentric      Common share
 Solutions, Inc. warrant at
                 $.15; expiring
                 12/02          12/97        23,288     20,959     20,959     20,959     20,959
CareCentric      Convertible    04/98-
 Solutions, Inc. notes (1)      06/98       $41,250     43,856     43,856         --         --
Endocare, Inc.   Common
                 shares         08/96           250        750        496        750        895
Endocare, Inc.   Common
                 share
                 warrant
                 at $3.00;
                 expiring
                 08/01          08/96         3,750          0          0          0      1,631
Endocare, Inc.   Common
                 shares         01/97         1,750      6,125      3,479      6,125      6,265
Endocare, Inc.   Common
                 shares         01/97         8,300     20,750     16,500     20,750     28,142
Endocare, Inc.   Common
                 shares         04/98        35,714    124,999     70,999        --         --
Intella          Common
 Interventional  shares
 Systems, Inc.                  02/93         8,715        436     13,944        436     13,944
Intella          Series A
 Interventional  Preferred
 Systems, Inc.   shares         02/93         4,358      2,179      6,973      2,179      6,973
Megabios Corp.   Common
                 shares         09/94       193,125    750,001    960,797    750,001  2,177,871
Megabios Corp.   Common
                 shares         12/94        57,937    225,000    288,237    225,000    653,356
Megabios Corp.   Common
                 shares         07/95        50,212    195,000    249,805    195,000    566,241
Oxford           Common
 GlycoSciences   shares
 Plc                            08/93       213,546    999,927    894,117    999,927    747,414

Periodontix,     Series A
 Inc.            Preferred
                 shares         12/93       150,000    150,000    367,500    150,000    367,500
Periodontix,     Series B
 Inc.            Preferred
                 shares         02/96       100,500    201,000    246,225    201,000    246,225
Periodontix,     Series C
 Inc.            Preferred
                 shares         02/98        26,531     65,001     65,001         --         --
Pharmadigm,      Series A
 Inc.            Preferred
                 shares         04/93       322,581    396,000    780,646    396,000    709,678
Pharmadigm,      Series A
 Inc.            Preferred
                 shares         12/94       215,054    270,667    520,431    270,667    473,119
Pharmadigm,      Series B
 Inc.            Preferred
                 share warrant
                 at $2.50;
                 expiring
                 10/00          10/95        10,250          0          0          0          0
Pharmadigm,      Series B
 Inc.            Preferred
                 share warrant
                 at $2.00;
                 expiring
                 02/01          02/96        10,833          0      4,550          0      2,167
Pharmadigm,      Series B
 Inc.            Preferred
                 shares         05/96       137,778    275,556    333,423    275,556    303,112
Pharmadigm,      Series C
 Inc.            Preferred
                 shares         06/97        17,183     37,423     37,423     37,423     37,423
Pharmadigm,      Series C
 Inc.            Preferred
                 share warrant
                 at $2.20;
                 expiring
                 06/00          06/97         1,203        378        505        378        378
Pharmadigm,      Series D
 Inc.            Preferred
                 shares         06/98        41,219     99,750     99,750         --         --

Pharmos          Common
 Corporation     shares    04/95 & 11/95     60,331     45,248     95,444     45,248    121,266
Pherin           Series B
 Pharmaceuticals,Preferred
 Inc.            shares         08/91       200,000    200,000    400,000    200,000    400,000
Physiometrix,    Common
 Inc.            share warrant
                 at $6.60;
                 expiring
                 06/01          01/96        13,525        179          0        179          0
Physiometrix,    Common
 Inc.            shares         04/96       287,021    668,557    152,827    668,557    520,208
R2 Technology,   Series A-1
 Inc.            Preferred
                 shares         05/94       400,000    400,000    736,000    400,000    736,000
R2 Technology,   Series B
 Inc.            Preferred
                 share warrant
                 at $2.00;
                 expiring
                 11/00          11/95         9,667          0         0          0          0
R2 Technology,   Series B-1
 Inc.            Preferred
                 shares         03/96        68,541    137,080    137,080    137,080    137,080

Microelectronics
----------------
Tessera, Inc.    Series B
                 Preferred
                 shares         05/92       666,666    500,000  3,333,330    500,000  3,333,330
Tessera, Inc.    Common
                 shares         04/97        72,754     56,500     72,754     56,500     72,754

Retail/Consumer Products
------------------------
YES!             Common
 Entertainment   shares
 Corporation                    06/95        55,555          0      2,556    166,665     91,999

Venture Capital Limited Partnership Investments
-----------------------------------------------
CVM Equity       Ltd.
 Fund IV, Ltd    Partnership
                 interests     various     $150,000     76,436    146,116    103,277    107,455
El Dorado        Ltd.
 Ventures III,   Partnership
 L.P.            interests     various     $250,000    212,460    329,520    212,460    331,186
O,W&W Pacrim     Ltd.
 Investments     Partnership
 Limited         interests     various     $175,300    175,300     74,198    175,300    175,300
Spectrum Equity  Ltd.
 Investors, L.P. Partnership
                 interests     various     $455,525    353,604    423,870    347,275    485,841
Trinity Ventures Ltd.
  IV, L.P.       Partnership
                 interests     various     $164,068     36,884     67,977     10,941     97,276
                                                    ---------- ---------- ---------- ----------

Total equity investments                           $21,268,672 37,682,178 22,803,180 37,077,544
                                                    ========== ========== ========== ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.  Interest rates on such notes range from 8% to 12%.


Marketable Equity Securities
----------------------------

At December 31, 1998 and 1997, marketable equity securities had aggregate costs of $6,069,452 and $3,948,418, respectively, and aggregate market values of $3,311,167 and $1,703,410, respectively. The net unrealized losses at December 31, 1998 and 1997, included gross gains of $379,205 and $103,141, respectively.

Acusphere, Inc.
---------------

In October 1998, the company had a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated an increase in fair value of $113,260 for the Partnership's existing investment.

Avalon Imaging, Inc.
--------------------

In March 1998, the Partnership purchased 138,888 Series C Preferred shares for $149,999. In August 1998, the Partnership purchased an additional 111,111 Series C Preferred shares for $120,000. The pricing of this round, in which third parties participated, indicated a fair value increase of $144,338 for the Partnership's existing investment.

ConjuChem, Inc. (formerly RedCell, Inc.)
----------------------------------------

In December 1998, the Partnership wrote off the remaining fair value and cost basis of its investment and realized a loss of $965,289. This was based on the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Conversion Technologies International, Inc.
-------------------------------------------

In December 1998, the Partnership wrote off the cost basis of its investment in the company and realized a loss of $1,578,750. This was based upon the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 35,714 common shares for $124,999 in a private placement. At December 31, 1998, the Partnership recorded a $70,458 decrease in the fair value of its investment in the company based on the publicly traded market price of the company's investment.

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

Oxford GlycoSciences Plc
------------------------

The company completed its initial public offering on the London Stock Exchange in April 1998 at 280 pence per common share. The Partnership's preferred shares were converted to 213,546 common shares.

Periodontix, Inc.
-----------------

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

Pilot Network Services, Inc.
----------------------------

In August 1998, the company completed its initial public offering at $14.00 per common share. Prior to the offering, the company effected a 2-for-1 stock split which increased the Partnership holdings to 891,054 common shares.

Subsequent to December 31, 1998, the fair value of the Partnership's investment increased to $11,152,432 as a result of the expiration of the underwriter's lockup on February 7, 1999 and an increase in the publicly traded market price at March 22, 1999. On March 24, 1999, the Partnership sold 55,000 common shares for proceeds of $775,000 and realized a gain of $665,000.

Portable Energy Products, Inc.
------------------------------

In July 1998, the Partnership purchased 1,500,000 Series C Preferred shares and 375,000 common share warrants for $300,000. The pricing of this round, in which third parties participated, indicated a $1,017,109 decrease in the fair value of the Partnership's existing investment.

Prolinx, Inc.
-------------

In April 1998, the Partnership made an additional investment in the company by purchasing 167,915 Series C Preferred shares and a common share warrant for $364,376. The pricing of this round, in which third parties participated, indicated a $590,847 increase in the fair value of the Partnership's existing investment.

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

In January 1999, the company and Hearst New Media & Technology, a wholly owned unit of the Hearst Corporation, announced the formation of a joint venture which will be a leading online community for women on the Web.

YES! Entertainment Corporation
------------------------------

In December 1998, the Partnership wrote off the cost basis of its investment in the company and realized a loss of $166,665. This was based upon the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made additional investments totaling $55,943 in venture capital limited partnerships during the year ended December 31, 1998. The Partnership received cash distributions totaling $285,504 from Spectrum Equity Investors L.P., CVM Equity Fund IV, Ltd., and Trinity Ventures IV, L.P. The Partnership received stock distributions of PRI Automation, Inc. with a fair value of $2,362. Distributions totaling $237,354 were recorded as realized gains and distributions totaling $50,512 were recorded as returns of capital.

The Partnership recorded a $160,808 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above primarily relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc. and
Physiometrix, Inc. shares are restricted.

6.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                      For the Years Ended December 31,
                                  ---------------------------------------
                                   1998            1997             1996
                                  ------          ------           ------

Decrease in fair value
 from cost of marketable
 equity securities           $(2,758,285)     (2,245,008)       (778,613)

Increase in fair value from
 cost of non-marketable
 equity securities            19,171,791      16,519,372       6,480,147
                              ----------      ----------       ---------

  Net unrealized fair
   value increase from
   cost at end of year        16,413,506      14,274,364       5,701,534

  Net unrealized fair
   value increase from
   cost at beginning of year  14,274,364       5,701,534       3,682,201
                              ----------      ----------       ---------

Change in net unrealized
 fair value of equity
 investments                 $ 2,139,142       8,572,830       2,019,333
                              ==========      ==========       =========

7.  Secured Notes Receivable, Net
    -----------------------------

Activity from January 1 through December 31 consisted of:

                                                1998            1997
                                              --------        --------
Balance, beginning of year                     $4,479          29,142

Secured notes receivable issued                 2,766          33,902
Repayments of secured notes receivable         (2,766)        (47,873)
Decrease in accrued interest                   (4,479)        (10,692)
                                                -----          ------
Balance, end of year                           $   --           4,479
                                                =====          ======

There were no secured notes receivable at December 31, 1998. There was no activity in the loan loss allowance in 1998 or 1997.

8.  Other Investments
    -----------------

During 1996, the Partnership reclassified $681,565 in secured notes receivable and $17,266 in unamortized warrant discounts related to Transphase Systems, Inc. to other investments as the notes were sold to a third party in exchange for a portion of the net proceeds collectible from the company. In June 1998, the Partnership wrote off the fair value and cost basis of its investment in the company and realized a loss of $664,299. This was based on the opinion of the Managing General Partner that the unlikely prospects for recovery of the investment indicated a permanent decline in value.

9.  Cash and Cash Equivalents
    -------------------------
Cash and cash equivalents at December 31, 1998 and 1997, consisted of:

                                                1998               1997
                                              --------           --------

Demand accounts                               $14,093               4,221
Money-market accounts                           1,757           1,835,314
                                               ------           ---------

  Total                                       $15,850           1,839,535
                                               ======           =========

10.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At December 31, 1998, the borrowing capacity of this account, which fluctuates based on collateral value, was $883,214; as of March 26, 1999, the borrowing capacity was $4,992,236 and the outstanding balance was $442,430. Interest is charged at the prime rate plus one-half percent. The weighted-average interest rate for the year ended December 31, 1998 was 8.67% and interest expense was $10,199. The Partnership's investments in Megabios Corp., CV Therapeutics, Inc., Axys Pharmaceuticals, Inc., and Pilot Network Services, Inc. are pledged as collateral.

11. Commitments and Contingencies
    -----------------------------

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

As of December 31, 1998, the Partnership had unfunded commitments as follows:

Type
----
Equity investments                                       $200,000
Equipment lease guarantees                                300,000
Venture capital limited partnership investments            85,407
                                                          -------
     Total                                               $585,407
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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29  1999    By:       /s/Michael Brenner
                              ----------------------------------
                                      Michael Brenner
                                      Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 29, 1999
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.