Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1999-05-17
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          March 31,       December 31,
                                            1999              1998
                                        ------------      ------------
ASSETS

Equity investments (cost basis of
 $21,127,382 and $21,268,672 at
 1999 and 1998, respectively)           $41,528,066       37,682,178
Investment sales receivable               1,473,366               --
Cash and cash equivalents                    14,375           15,850
Other assets                                  8,197            4,062
                                         ----------       ----------
     Total                              $43,024,004       37,702,090
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    46,307           60,445
Due to related parties                      200,862          670,978
Short-term borrowings                            --          120,200
                                         ----------       ----------
     Total liabilities                      247,169          851,623

Commitments, contingencies and
 subsequent events (Notes 2, 3, 5 and 6)

Partners' capital:
 Limited Partners
  (400,000 units outstanding)            22,357,229       20,483,914
 General Partners                            18,922          (46,953)
 Net unrealized fair value increase
  from cost of equity investments        20,400,684       16,413,506
                                         ----------       ----------
     Total partners' capital             42,776,835       36,850,467
                                         ----------       ----------
     Total liabilities and partners'
      capital                           $43,024,004       37,702,090
                                         ==========       ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31
                                      -----------------------------------
                                              1999          1998
                                           ---------      ---------
Income:
 Interest income                         $    1,250          8,191
                                          ---------      ---------
   Total income                               1,250          8,191

Costs and expenses:
 Management fees                             72,395         97,499
 Individual General Partners'
  compensation                                7,169          5,197
 Operating expenses:
   Investment operations                    103,810        184,593
   Administrative and investor services     147,323        174,150
   Professional fees                         14,869         12,301
   Computer services                         30,721         76,006
   Interest expense                           7,031             --
                                          ---------      ---------
   Total operating expenses                 303,754        447,050
                                          ---------      ---------
   Total costs and expenses                 383,318        549,746
                                          ---------      ---------
Net operating loss                         (382,068)      (541,555)

 Net realized gain (loss) from
  sales of equity investments             2,238,762        (26,379)
 Realized gain from venture capital
  limited partnership investments            82,496          6,014
                                          ---------      ---------

Net realized income (loss)                1,939,190       (561,920)

 Change in net unrealized
  fair value of equity
  investments                             3,987,178       (827,112)
                                          ---------      ---------
Net income (loss)                        $5,926,368     (1,389,032)
                                          =========      =========
Net realized income (loss) per Unit      $     4.68          (1.39)
                                          =========      =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              1999             1998
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                 $      160            11,016
 Cash paid to vendors                       (126,410)          (47,931)
 Cash paid to related parties               (738,266)         (541,564)
 Interest paid                                (7,031)               --
                                           ---------         ---------
  Net cash used by
   operating activities                     (871,547)         (578,479)
                                           ---------         ---------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              1,090,338                --
 Purchase of equity investments             (100,066)         (245,000)
 Notes receivable issued                          --            (2,766)
 Repayments of convertible notes
  receivable                                      --            57,378
 Distributions from venture capital
  limited partnership investments                 --             4,172
                                           ---------         ---------
  Net cash provided (used) by
   investing activities                      990,272          (186,216)
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings         (120,200)               --
                                           ---------         ---------
  Net cash used by financing activities     (120,200)               --

Net decrease in cash and
 cash equivalents                             (1,475)         (764,695)

Cash and cash equivalents at
 beginning of year                            15,850         1,839,535
                                           ---------         ---------
Cash and cash equivalents
 at March 31                              $   14,375         1,074,840
                                           =========         =========


See accompanying notes to financial statements.

-----------------------------------------------


                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              1999             1998
                                           ---------         ---------

Reconciliation of net income
 (loss) to net cash used by
  operating activities:

Net income (loss)                         $5,926,368        (1,389,032)

Adjustments to reconcile net income
 (loss) to net cash used by
  operating activities:
   Net realized (gain) loss from
    sales of equity investments           (2,238,762)           26,379
   Realized gain from venture
    capital limited partnership
    investments                              (82,496)           (6,014)
   Change in net unrealized fair
    value of equity investments           (3,987,178)          827,112

Changes in:
 Accounts payable and accrued
  expenses                                   (14,138)          (10,899)
 Due to/from related parties                (470,116)          (30,006)
 Other                                        (5,225)            3,981
                                           ---------         ---------
Net cash used by operating activities     $ (871,547)         (578,479)
                                           =========         =========

Supplemental schedule of non-cash
  investing activity:

  Investment sales receivable             $1,473,366                --
                                           =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:

                                              1999           1998
                                            --------       --------
Management fees                            $ 72,395         97,499
Reimbursable operating expenses             188,586        408,862
Individual General Partners' compensation     7,169          5,197

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $193,108 and $670,978 due to related parties at March 31, 1999, and December 31, 1998, respectively, for such reimbursable expenses.

Amounts payable for management fees were $7,754 and $0 at March 31, 1999, and December 31, 1998, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1999, the Partnership had an indirect interest in Conversion Technologies International, Inc., Endocare, Inc., and
Physiometrix, Inc., non-transferable options with a total fair market value of $20,311.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1998, is in the 1998
Annual Report on Form 10-K.  Activity from January 1 through March 31, 1999, consisted of:

                                                                  January 1 through
                                                                    March 31, 1999
                                                                  -------------------
                                                     Principal
                                       Investment    Amount or    Cost          Fair
Industry/Company        Position          Date        Shares      Basis         Value
----------------        --------       ----------    ---------    -----         -----

Balance at January 1, 1999                                    $21,268,672     37,682,178
                                                               ----------     ----------

Significant changes:

Biomedical
----------
Axys                    Common
 Pharmaceuticals, Inc.  shares            12/95       37,855            0        (61,779)

Computer Systems and Software
-----------------------------
Pilot Network           Common            03/95-
 Services, Inc.         shares            02/99      720,421     (262,869)     3,369,541

Information Technology
----------------------
WorldRes, Inc.          Series D
                        Preferred
                        shares            03/99       12,397       75,002         75,002
WorldRes, Inc.          Series B and C
                        Preferred         01/97-
                        shares            12/97       59,338            0        139,445

Medical
-------
Biex,                   Preferred         07/93-
 Inc.                   shares            08/97      611,007            0         61,098
Endocare,               Common            08/96-
 Inc.                   shares            04/98       46,014            0         94,008
Megabios                Common            09/94-
 Corp.                  shares            07/95      301,274            0       (222,040)
Oxford                  Common
 GlycoSciences Plc      shares            08/93      213,546            0        186,853
Physiometrix,           Common
 Inc.                   shares            04/96      287,021            0        263,354

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests        various  $1,204,893       10,000        (82,496)
                                                               ----------      ---------
Total significant changes during the three
 months ended March 31, 1999                                     (177,867)     3,822,986

Other changes, net                                                 36,577         22,902
                                                               ----------     ----------

Total equity investments at March 31, 1999                    $21,127,382     41,528,066
                                                               ==========     ==========



Marketable Equity Securities
----------------------------

At March 31, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $5,246,133 and $6,069,452, respectively, and aggregate market values of $14,001,912 and $3,311,167, respectively. The net unrealized gain/loss at March 31, 1999 and December 31, 1998 included gross gains of $10,187,858 and $379,205, respectively.

Biex, Inc.
----------

In March 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $63,452 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

Pilot Network Services, Inc.
----------------------------

In February 1999, El Dorado Ventures III, L.P. distributed 4,376 common shares valued at $56,689 to the Partnership. In March 1999, the Partnership sold 175,000 common shares for proceeds of $2,557,503, of which $1,473,766 were receivable from the broker at March 31, 1999, and realized a gain of $2,237,944. After these transactions, the Partnership recorded a $3,369,541 increase in the fair value of its investment in the company as a result of an increase in the publicly traded market price of the shares as well as the removal of a discount for selling restrictions which expired in February 1999.

Subsequent to March 31, 1999, the Partnership sold an additional 335,000 common shares for proceeds of $6,120,922 and realized a gain of $5,827,797.

Women.com Networks
------------------

In January 1999, the company announced the formation of a joint venture with Hearst New Media & Technology, a wholly owned unit of the Hearst Corporation.

Subsequent to March 31, 1999, the Partnership purchased 11,912 Series E Preferred shares for $119,120. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's investment in the company from $633,233 to $2,043,840.

WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 12,397 Series D Preferred shares for $75,002. The pricing of this round, in which third parties participated, indicated a $148,819 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $10,000 in venture capital limited partnerships during the three months ended March 31, 1999. The Partnership received stock distributions of Pilot Network Services, Inc., Horizon Organic Holding Corporation, Rogue Wave Software, Inc., and Informix Software, Inc. with fair values totaling $82,496. These distributions were recorded as realized gains. The Partnership recorded a $92,496 decrease in the fair value of the underlying investments of the partnerships primarily as a result of the distributions.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc. and Physiometrix, Inc. investments are restricted.

4.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1999, and December 31, 1998 consisted of:

                                                   1999           1998
                                                  ------         ------
Demand accounts                                  $12,599         14,093
Money-market accounts                              1,776          1,757
                                                  ------         ------
 Total                                           $14,375         15,850
                                                  ======         ======

5.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At March 31, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $5,133,000 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The weighted-average interest rate for the three months ended March 31, 1999 was 8.25% and interest expense was $7,031. The Partnership's investments in Megabios Corp., CV Therapeutics, Inc., Axys Pharmaceuticals, Inc., and Pilot Network Services, Inc. are pledged as collateral.

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1999 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                      $148,000
Equity investments                                     200,000
Equipment lease guarantees                             237,000
Line of credit guarantees                              218,900
Venture capital limited partnership investments         75,407
                                                       -------
     Total                                            $879,307
                                                       =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $871,547. The Partnership paid management fees of $64,641 to the Managing General Partners and reimbursed related parties for operating expenses of $666,456. In addition, $7,169 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $126,410 and interest expense of $7,031 were paid. Interest income of $160 was received.

During the three months ended March 31, 1999, the Partnership funded equity investments of $100,066 primarily to portfolio companies in the information technology industry. Proceeds from sales of equity investments, primarily Pilot Network Services, Inc. ("Pilot") common shares, provided cash of $1,090,338; additional sale proceeds of $1,473,366 were receivable from the broker at March 31, 1999. Net short-term borrowings of $120,200 were repaid during the three months ended March 31, 1999. As of March 31, 1999, the Partnership's unfunded commitments totaled $879,307 as discussed in
Note 6 to the financial statements.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $5,133,000 at March 31, 1999. Borrowings through this account were repaid in the first quarter of 1999 from the proceeds of equity investment sales. The Partnership's investments in CV Therapeutics, Inc., Megabios Corp., Axys Pharmaceuticals, Inc., and Pilot are pledged as collateral.

Cash and cash equivalents at March 31, 1999, were $14,375. Future interest income on short-term investments and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $5,926,368 for the three months ended March 31, 1999, as compared to net loss of $1,389,032 for the three months ended March 31, 1998. The increase was primarily due to a $4,814,290 increase in the net unrealized fair value of equity investments, a $2,265,141 increase in net realized gain from equity investment sales, and a $143,296 decrease in operating expenses.

During the three months ended March 31, 1999, the increase in fair value of equity investments of $3,987,178 was primarily due to an increase in Pilot's publicly traded market price and the removal of a discount for selling restrictions which expired in February 1999. During the same period in 1998, the decrease in fair value of equity investments of $827,112 was primarily due to decreases in portfolio companies in the medical industry.

For the quarter ended March 31, 1999, net realized gains from equity investment sales of $2,238,762 primarily related to the sale of 175,000 common shares of Pilot. During the same period in 1998, realized losses of $26,379, related mainly to the sale of NetChannnel, Inc.

Total operating expenses were $303,754 and $447,050 for the quarters ended March 31, 1999 and 1998, respectively. The decrease is attributable to decreased investment monitoring activity in the current quarter and decreased computer expenses.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 14, 1999       By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller