Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1999-08-16
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          June 30,        December 31,
                                            1999              1998
                                        ------------      ------------
ASSETS

Equity investments (cost basis of
 $20,930,769 and $21,268,672 at
 1999 and 1998, respectively)           $37,313,212       37,682,178
Notes receivable (cost basis of
 $214,468)                                  214,468               --
                                         ----------       ----------
     Total investments                   37,527,680       37,682,178
Cash and cash equivalents                 6,275,964           15,850
Other assets                                 10,474            4,062
                                         ----------       ----------
     Total assets                       $43,814,118       37,702,090
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    76,015           60,445
Due to related parties                      238,467          670,978
Distributions payable                       451,068               --
Short-term borrowings                            --          120,200
                                         ----------       ----------
     Total liabilities                      765,550          851,623

Commitments, contingencies and
 subsequent event
 (Notes 2, 3, 6, 7 and 8)

Partners' capital:
 Limited Partners
  (400,000 units outstanding)            27,594,303       20,483,914
 General Partners                          (928,178)         (46,953)
 Net unrealized fair value increase
  from cost of equity investments        16,382,443       16,413,506
                                         ----------       ----------
     Total partners' capital             43,048,568       36,850,467
                                         ----------       ----------
     Total liabilities and partners'
      capital                           $43,814,118       37,702,090
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three                  For the Six
                                                 Months Ended                  Months Ended
                                                   June 30,                      June 30,
                                           ------------------------       ----------------------
                                             1999           1998            1999         1998
                                             ----           ----            ----         ----
Income:
 Notes receivable interest               $    6,646             --           7,896           --
 Short-term investment interest              49,350          5,241          49,350       13,432
                                          ---------      ---------       ---------    ---------
     Total income                            55,996          5,241          57,246       13,432

Costs and expenses:
 Management fees                             65,905         97,498         138,300      194,997
 Individual General Partners'
  compensation                               10,368         13,200          17,537       18,397
 Operating expenses:
   Investment operations                     84,062         46,977         187,872      231,570
   Administrative and investor services     189,413        145,298         336,736      319,448
   Professional fees                         54,795         15,623          69,664       27,924
   Computer services                         32,052         37,367          62,773      113,373
   Interest expense                              --             --           7,031           --
   Expenses absorbed by General
    Partners                                     --       (124,324)             --     (124,324)
                                          ---------      ---------       ---------    ---------
     Total operating expenses               360,322        120,941         664,076      567,991
                                          ---------      ---------       ---------    ---------
     Total costs and expenses               436,595        231,639         819,913      781,385
                                          ---------      ---------       ---------    ---------
Net operating loss                         (380,599)      (226,398)       (762,667)    (767,953)


Net realized gain from
 sales of equity investments              5,827,804         31,684       8,066,566        5,305
Realized losses from investment
 write-downs                               (227,226)      (664,299)       (227,226)    (664,299)
Net realized gain from venture capital
 limited partnership investments             69,995        230,820         152,491      236,834
                                          ---------      ---------       ---------    ---------
Net realized income (loss)                5,289,974       (628,193)      7,229,164   (1,190,113)

 Change in net unrealized
  fair value:
   Equity investments                    (4,018,241)    (1,316,706)        (31,063)  (2,143,818)
   Other investments                             --        265,720              --      265,720
                                          ---------      ---------       ---------    ---------
Net income (loss)                        $1,271,733     (1,679,179)      7,198,101   (3,068,211)
                                          =========      =========       =========    =========
Net realized income (loss) per Unit      $    13.10          (1.55)          17.78        (2.95)
                                          =========      =========       =========    =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              1999             1998
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                 $   49,492            14,410
 Cash paid to vendors                       (249,035)         (107,687)
 Cash paid to related parties               (987,200)         (661,754)
 Interest paid                                (7,031)               --
                                           ---------         ---------
  Net cash used by
   operating activities                   (1,193,774)         (755,031)
                                           ---------         ---------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              8,685,164           103,634
 Purchase of equity investments             (359,684)         (971,318)
 Notes receivable issued                    (211,763)           (2,766)
 Repayments of convertible notes
  receivable                                      --            92,047
 Distributions from venture capital
  limited partnership investments              9,303           261,833
                                           ---------         ---------
  Net cash provided (used) by
   investing activities                    8,123,020          (516,570)
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings         (120,200)               --
 Distribution to partners                   (548,932)               --
                                           ---------         ---------
  Net cash used by financing activities     (669,132)               --
                                           ---------         ---------
Net increase (decrease) in cash and
 cash equivalents                          6,260,114        (1,271,601)

Cash and cash equivalents at
 beginning of year                            15,850         1,839,535
                                           ---------         ---------
Cash and cash equivalents
 at June 30                               $6,275,964           567,934
                                           =========         =========


See accompanying notes to financial statements.

-----------------------------------------------


                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              1999             1998
                                           ---------         ---------

Reconciliation of net income
 (loss) to net cash used by
  operating activities:

Net income (loss)                        $ 7,198,101        (3,068,211)

Adjustments to reconcile net income
 (loss) to net cash used by
  operating activities:
   Amortization of discount on
    secured notes receivable                      --              (339)
   Net realized (gain) loss from
    sales of equity investments           (8,066,566)           (5,305)
   Realized losses from investment
    write-downs                              227,226           664,299
   Realized gain from venture
    capital limited partnership
    investments                             (152,491)         (236,834)
   Change in net unrealized fair
    value:
     Equity investments                       31,063         2,143,818
     Other investments                            --          (265,720)

Changes in assets and liabilities net
 of effects from non-cash financing
 activities:
 Accounts payable and accrued
  expenses                                    15,570                --
 Due to/from related parties                (432,511)           39,186
 Other                                       (14,166)          (25,925)
                                           ---------         ---------
Net cash used by operating activities    $(1,193,774)         (755,031)
                                           =========         =========
Non-cash financing activities:
 Distributions payable to General
  Partners                               $   451,068                --
                                           =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

In June 1999, the Individual General Partners extended the term of the Partnership to December 31, 2002.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:

                                              1999           1998
                                            --------       --------
Management fees                            $138,300        194,997
Reimbursable operating expenses             398,852        611,870
Individual General Partners' compensation    17,537         18,397
Expenses absorbed by General Partners'           --       (124,324)


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $215,415 and $670,978 due to related parties at June 30, 1999 and December 31, 1998, respectively, for such reimbursable expenses.

Amounts payable for management fees were $23,052 and $0 at June 30, 1999 and December 31, 1998, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational cost incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. For the six months ended June 30, 1999 and 1998, operating expenses absorbed by the Managing General Partners totaled $0 and $124,324, respectively.


Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1999, the Partnership had an indirect interest in Conversion Technologies International, Inc., Endocare, Inc., and
Physiometrix, Inc., non-transferable options with a total fair market value of $32,250.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1998, is in the 1998
Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:

                                                                  January 1 through
                                                                    June 30, 1999
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

Significant changes:

Biomedical
----------
Axys                    Common
 Pharmaceuticals, Inc.  shares            12/95       37,855            0        (67,684)

Biotechnology
-------------
CV Therapeutics, Inc.   Common            03/94-
                        shares            09/95       68,900            0         54,258

Communications
--------------
Women.com Networks      Series A
                        Preferred
                        shares            02/96       78,553            0        527,091
Women.com Networks      Series B
                        Preferred
                        shares            02/96       95,980            0        644,026

Women.com Networks      Series C
                        Preferred
                        shares            07/97        2,740            0         18,385
Women.com Networks      Series D
                        Preferred
                        shares            06/98       15,199            0        101,985
Women.com Networks      Series E
                        Preferred
                        shares            05/99       11,912      119,120        119,120

Computer Systems and Software
-----------------------------
Pilot Network           Common            03/95-
 Services, Inc.         shares            05/99      388,814     (495,303)    (3,340,426)

Environmental
--------------
Naiad Technologies,     Series A, B
 Inc.                   and C
                        Preferred         12/95-
                        shares            11/97      114,332            0       (156,378)

Information Technology
----------------------
WorldRes, Inc.          Series B and C
                        Preferred         01/97-
                        shares            12/97       59,338            0        139,445
WorldRes, Inc.          Series D
                        Preferred
                        shares            03/99       12,397       75,002         75,002

Medical
-------
Biex, Inc.              Series A, B,
                        C, D and E
                        Preferred         07/93-
                        shares            08/97      629,793            0        109,942
CareCentric Solutions,  Series A, B
 Inc.                   and C
                        Preferred         10/95-
                        shares            12/97      227,743     (203,652)      (151,377)

CareCentric Solutions,  Common share
 Inc.                   warrant at
                        $.15;
                        expiring 12/02    12/97       23,265      (20,959)       (20,959)
Endocare, Inc.          Common            08/96-
                        shares            04/98       46,014            0        131,118
Oxford                  Common
 GlycoSciences Plc      shares            08/93      213,546            0        141,368
Periodontix, Inc.       Convertible
                        note              04/99     $148,000      150,864        150,864
Pherin                  Series B
 Pharmaceuticals, Inc.  Preferred
                        shares            08/91      200,000            0        660,000
R2 Technology, Inc.     Series A-1
                        and B-1
                        Preferred         05/94-
                        shares            03/96      468,541            0        841,372
Valentis, Inc.          Common
 (formerly Megabios     shares            09/94-
  Corp.)                                  07/95      301,274            0       (369,061)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests        various  $1,212,393       17,500        (26,718)
                                                               ----------      ---------
Total significant changes during the six
 months ended June 30, 1999                                      (357,428)      (418,627)

Other changes, net                                                 19,525         49,661
                                                               ----------     ----------

Total equity investments at June 30, 1999                     $20,930,769     37,313,212
                                                               ==========     ==========



Marketable Equity Securities
----------------------------

At June 30, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $4,954,330 and $6,069,452, respectively, and aggregate market values of $6,875,991 and $3,311,167, respectively. The net unrealized gain/loss at June 30, 1999 and December 31, 1998 included gross gains of $3,501,975 and $379,205, respectively.

Biex, Inc.
----------

In March 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $63,452 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.
In May 1999, the Partnership received a stock dividend of 18,786 Preferred shares with a fair value of $48,844.

CareCentric Solutions, Inc.
---------------------------

In July 1999, the company agreed to be acquired by Simione Central Holdings, Inc. Based on the sales terms, the Partnership recorded a $224,611 write-down of its investment in Preferred shares and common stock warrants as of June 30, 1999.

Naiad Technologies, Inc.
------------------------

In June 1999, the Partnership recorded a $156,378 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.

Periodontix, Inc.
-----------------

In April 1999, the Partnership funded a $148,000 convertible note receivable to the company. The note bears interest at 8% and is due in April 2000.

Pherin Pharmaceuticals, Inc.
----------------------------

In the second quarter of 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $660,000 increase in the fair value of the Partnership's investment.

Pilot Network Services, Inc.
----------------------------

In February 1999, El Dorado Ventures III, L.P. (El Dorado), a venture capital limited partnership, distributed 4,376 common shares valued at $56,689 to the Partnership. In March 1999, the Partnership sold 175,000 common shares for proceeds of $2,557,503 and realized a gain of $2,237,944. In April 1999, the Partnership sold an additional 335,000 common shares for proceeds of $6,120,929 and realized a gain of $5,827,804. In May 1999, El Dorado distributed an additional 3,393 common shares valued at $60,692 to the Partnership. The Partnership has pledged 50,000 common shares as collateral for its guarantee of a portfolio company's line of credit (see
Note 6.)

R2 Technology, Inc.
-------------------

In May 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $856,019 increase in the fair value of the Partnership's Preferred shares and warrants.

Women.com Networks
------------------

In May 1999, the Partnership purchased 11,912 Series E Preferred shares for $119,120. The pricing of this round, in which third parties participated, indicated a $1,291,487 increase in the fair value of the Partnership's existing investment.

WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 12,397 Series D Preferred shares for $75,002. The pricing of this round, in which third parties participated, indicated a $148,819 increase in the fair value of the Partnership's Preferred shares and warrants.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $17,500 in venture capital limited partnerships during the six months ended June 30, 1999.
The Partnership received stock distributions of Pilot Network Services, Inc., Horizon Organic Holding Corporation, Rogue Wave Software, Inc., and Informix Software, Inc. with fair values totaling $143,188. The Partnership received a cash distribution of $9,303 from CVM Equity Fund IV, Ltd. These distributions were recorded as realized gains.

The Partnership recorded a $26,718 net decrease in fair value as a result of distributions from the partnerships which were partially offset by an increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc. and Physiometrix, Inc. investments are restricted.

4.     Notes Receivable
       ----------------

Activity from January 1 through June 30, 1999 consisted of:

Balance at January 1, 1999                                 $     --

Notes issued                                                211,763
Change in accrued interest                                    2,705
                                                            -------
Balance at June 30, 1999                                   $214,468
                                                            =======

The interest rate on notes issued in 1999 ranges from 5% to 8.5%.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1999, and December 31, 1998 consisted of:

                                                   1999           1998
                                                  ------         ------
Demand accounts                               $   15,754         14,093
Money-market accounts                          6,260,210          1,757
                                               ---------         ------
 Total                                        $6,275,964         15,850
                                               =========         ======

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At June 30, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $2,059,021 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The weighted-average interest rate for the six months ended June 30, 1999 was 8.25% and interest expense was $7,031. The Partnership's investments in Valentis, Inc. (formerly Megabios Corp.), CV Therapeutics, Inc., Axys Pharmaceuticals, Inc., and Pilot Network Services, Inc. are pledged as collateral.

7.     Distributions
       -------------

During the quarter ended June 30, 1999, the Partnership declared a tax distribution to the General Partners totaling $1,000,000. At June 30, 1999, $451,068 of this distribution remains payable to the General Partners.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1999 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                      $264,123
Equity investments                                     200,000
Equipment lease guarantees                             237,000
Line of credit guarantees                              218,500
Venture capital limited partnership investments         67,907
                                                       -------
     Total                                            $987,530
                                                       =======

The Partnership has pledged 50,000 common shares of Pilot Network Services, Inc. as collateral for its guarantee of a portfolio company's line of credit.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $1,193,774. The Partnership paid management fees of $115,248 to the Managing General Partners and reimbursed related parties for operating expenses of $854,415. In addition, $17,537 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $249,035 and interest expense of $7,031 were paid. Interest income of $49,492 was received.

During the six months ended June 30, 1999, the Partnership funded equity investments of $359,684 primarily to portfolio companies in the communications, information technology and medical industries. The Partnership issued notes totaling $211,763 to portfolio companies in the environmental and medical industries. Proceeds from sales of equity investments, primarily Pilot Network Services, Inc. ("Pilot") common shares, provided cash of $8,685,164. Net short-term borrowings of $120,200 were repaid and a $548,932 distribution to partners was made during the six months ended June 30, 1999. As of June 30, 1999, the Partnership's unfunded commitments totaled $987,530 as discussed in Note 6 to the financial statements.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $2,059,021 at June 30, 1999 and there were no outstanding borrowings. The Partnership's investments in CV Therapeutics, Inc., Valentis, Inc. (formerly Megabios Corp.), Axys Pharmaceuticals, Inc., and Pilot are pledged as collateral.

The Partnership declared a $1,000,000 tax distribution in the second quarter, of which $548,932 was paid and $451,068 remains payable at June 30, 1999.

Cash and cash equivalents at June 30, 1999, were $6,275,964. Cash reserves, future interest income on short-term investments and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net income was $1,271,733 for the quarter ended June 30, 1999, as compared to net loss of $1,679,179 for the quarter ended June 30, 1998. The increase was primarily due to a $5,796,120 increase in net realized gain from equity investment sales and a $437,073 decrease in realized losses from investment write-downs, partially offset by a $2,701,535 decrease in the net unrealized fair value of equity investments, and a $239,381 increase in operating expenses.

For the quarter ended June 30, 1999, net realized gains from equity investment sales of $5,827,804 primarily related to the sale of 335,000 common shares of Pilot. During the same period in 1998, realized gains of $31,684, related mainly to the sale of MetroMail, Inc.

Realized losses from investment write-downs totaled $227,226 and $664,299 in the quarters ended June 30, 1999 and 1998, respectively. The loss in 1999 primarily related to a portfolio company in the medical industry. The write-down in the corresponding quarter of 1998 related to a portfolio company in the environmental industry.

During the quarter ended June 30, 1999, the decrease in fair value of equity investments of $4,018,241 was primarily due to the sale of Pilot's common shares, partially offset by increases in portfolio companies in the communications and medical industries. During the same period in 1998, the decrease in fair value of equity investments of $1,316,706 was primarily due to decreases in portfolio companies in the industrial/business automation industry.

Total operating expenses were $360,322 and $120,941 for the quarters ended June 30, 1999 and 1998, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $0 and $124,324 for the quarters ended June 30, 1999 and 1998, respectively. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, operating expenses would have been $360,322 and $245,265 during the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring and administrative overhead and professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net income was $7,198,101 for the six months ended June 30, 1999, as compared to net loss of $3,068,211 for the six months ended June 30, 1998. The increase was primarily due to a $8,061,261 increase in net realized gain from sales of equity investments, a $2,112,755 increase in the net unrealized fair value of equity investments and a $437,073 decrease in realized losses from investment write-downs, partially offset by a $96,085 increase in operating expenses.

For the six months ended June 30, 1999, realized gains from sales of equity investments of $8,066,566 primarily related to the sale of 510,000 common shares of Pilot. During the same period in 1998, realized gains from sales of equity investments were $5,305.

During the six months ended June 30, 1999, the decrease in fair value of equity investments of $31,063 was primarily due to the sale of Pilot common shares, partially offset by increases in portfolio companies in the communications and medical industries. During the same period in 1998, the decrease of $2,143,818 was primarily due to decreases in portfolio companies in the medical and industrial/business automation industries.

Realized losses from investment write-downs totaled $227,226 and $664,299 in the six months ended June 30, 1999 and 1998, respectively. The loss in 1999 primarily related to a portfolio company in the medical/biotechnology industry. The write-down in the corresponding quarter of 1998 related to a portfolio company in the environmental industry.

Total operating expenses were $664,076 and $567,991 for the six months ended June 30, 1999 and 1998, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $0 and $124,324 for the six months ended June 30, 1999 and 1998, respectively. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, operating expenses would have been $664,076 and $692,315 during the six months ended June 30, 1999 and 1998, respectively.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 13, 1999    By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller