Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 1999-11-15
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                        September 30      December 31,
                                            1999              1998
                                        ------------      ------------
ASSETS

Equity investments (cost basis of
 $18,821,875 and $21,268,672 at
 1999 and 1998, respectively)           $36,287,406       37,682,178
Notes receivable (cost basis of
 $181,197)                                  181,197               --
                                         ----------       ----------
     Total investments                   36,468,603       37,682,178
Cash and cash equivalents                 5,816,932           15,850
Other assets                                  4,879            4,062
                                         ----------       ----------
     Total assets                       $42,290,414       37,702,090
                                         ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   116,612           60,445
Due to related parties                       36,371          670,978
Short-term borrowings                            --          120,200
                                         ----------       ----------
     Total liabilities                      152,983          851,623

Commitments, contingencies and
 subsequent events
 (Notes 2, 3, 6 and 8)

Partners' capital:
 Limited Partners
  (400,000 units outstanding)            25,862,176       20,483,914
 General Partners                        (1,190,276)         (46,953)
 Net unrealized fair value increase
  from cost of equity investments        17,465,531       16,413,506
                                         ----------       ----------
     Total partners' capital             42,137,431       36,850,467
                                         ----------       ----------
     Total liabilities and partners'
      capital                           $42,290,414       37,702,090
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three                  For the Nine
                                                Months Ended                   Months Ended
                                                September 30,                  September 30,
                                           ------------------------       ----------------------
                                             1999           1998            1999         1998
                                             ----           ----            ----         ----
Income:
 Notes receivable interest               $   13,518          1,048          21,414        1,048
 Short-term investment interest              53,533          1,046         102,883       14,478
                                          ---------      ---------       ---------    ---------
     Total income                            67,051          2,094         124,297       15,526

Costs and expenses:
 Management fees                             68,170         97,499         206,470      292,496
 Individual General Partners'
  compensation                                8,337         13,023          25,874       31,420
 Operating expenses:
   Investment operations                     73,210        118,160         261,082      349,730
   Administrative and investor services     171,071        294,529         507,807      613,977
   Professional fees                         14,314         22,390          83,978       50,314
   Computer services                         40,446         57,434         103,219      170,807
   Interest expense                              --          7,805           7,031        7,805
   Expenses absorbed by General
    Partners                                (88,226)      (421,041)        (88,226)    (545,365)
                                          ---------      ---------       ---------    ---------
     Total operating expenses               210,815         79,277         874,891      647,268
                                          ---------      ---------       ---------    ---------
     Total costs and expenses               287,322        189,799       1,107,235      971,184
                                          ---------      ---------       ---------    ---------
Net operating loss                         (220,271)      (187,705)       (982,938)    (955,658)


Net realized (loss) gain from
 sales of equity investments             (1,665,091)            --       6,176,864        5,305
Realized losses from investment
 write-downs                                     --             --          (2,615)    (664,299)
Net realized gain from venture capital
 limited partnership investments            135,739            520         288,230      237,354
                                          ---------      ---------       ---------    ---------
Net realized (loss) income               (1,749,623)      (187,185)      5,479,541   (1,377,298)

 Change in net unrealized
  fair value:
   Equity investments                     1,083,088     (1,227,706)      1,052,025   (3,371,524)
   Other investments                             --             --              --      265,720
                                          ---------      ---------       ---------    ---------
Net (loss) income                        $ (666,535)    (1,414,891)      6,531,566   (4,483,102)
                                          =========      =========       =========    =========
Net realized (loss) income per Unit      $    (4.33)         (0.46)          13.45        (3.41)
                                          =========      =========       =========    =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                           ---------------------------
                                              1999             1998
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                 $  103,024            15,456
 Cash paid to vendors                       (324,496)         (148,215)
 Cash paid to related parties             (1,354,965)         (705,959)
 Interest paid                                (7,031)           (7,805)
                                           ---------         ---------
  Net cash used by
   operating activities                   (1,583,468)         (846,523)
                                           ---------         ---------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              9,194,975           103,634
 Purchase of equity investments             (434,371)       (1,406,319)
 Notes receivable issued                    (211,763)           (2,766)
 Repayments of convertible notes
  receivable                                      --            92,047
 Distributions from venture capital
  limited partnership investments            200,511           285,504
                                           ---------         ---------
  Net cash provided (used) by
   investing activities                    8,749,352          (927,900)
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of (proceeds from) short-term
  borrowings, net                           (120,200)          407,805
 Distribution to partners                 (1,244,602)               --
                                           ---------         ---------
  Net cash (used) provided by financing
   activities                             (1,364,802)          407 805
                                           ---------         ---------
Net increase (decrease) in cash and
 cash equivalents                          5,801,082        (1,366,618)

Cash and cash equivalents at
 beginning of year                            15,850         1,839,535
                                           ---------         ---------
Cash and cash equivalents
 at September 30                          $5,816,932           472,917
                                           =========         =========

See accompanying notes to financial statements.

-----------------------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                           ---------------------------
                                              1999             1998
                                           ---------         ---------

Reconciliation of net income
 (loss) to net cash used by
  operating activities:

Net income (loss)                        $ 6,531,566        (4,483,102)

Adjustments to reconcile net income
 (loss) to net cash used by
  operating activities:
   Amortization of discount on
    secured notes receivable                      --              (339)
   Net realized gain from sales of
    equity investments                    (6,176,864)           (5,305)
   Realized losses from investment
    write-downs                                2,615           664,299
   Realized gain from venture
    capital limited partnership
    investments                             (288,230)         (237,354)
   Change in net unrealized fair
    value:
     Equity investments                   (1,052,025)        3,371,524
     Other investments                            --          (265,720)

Changes in:
 Due to/from related parties                (634,607)          118,721
 Other                                        34,077            (9,247)
                                           ---------         ---------
Net cash used by operating activities    $(1,583,468)         (846,523)
                                           =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

In June 1999, the Individual General Partners extended the term of the Partnership to December 31, 2002.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:

                                              1999           1998
                                            --------       --------
Management fees                            $206,470        292,496
Reimbursable operating expenses             576,240      1,046,129
Individual General Partners' compensation    25,874         31,420
Expenses absorbed by General Partners'      (88,226)      (545,365)


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $14,300 and $670,978 due to related parties at September 30, 1999 and December 31, 1998, respectively, for such reimbursable expenses.

Amounts payable for management fees were $22,071 and $0 at September 30, 1999 and December 31, 1998, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational cost incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. For the nine months ended September 30, 1999 and 1998, operating expenses absorbed by the Managing General Partners totaled $88,226 and $545,365, respectively.


Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1999, the Partnership had an indirect interest in Conversion Technologies International, Inc., Endocare, Inc. and Physiometrix, Inc. non-transferable options with a total fair market value of $93,138.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1998, is in the 1998
Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:

                                                                  January 1 through
                                                                  September 30, 1999
                                                                  ------------------
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

Significant changes:

Biomedical
----------
Axys                    Common
 Pharmaceuticals, Inc.  shares            12/95       37,855            0        (69,804)

Biotechnology
-------------
CV Therapeutics, Inc.   Common            03/94-
                        shares            09/95       34,450     (689,000)       223,925

Communications
--------------
Tut Systems,            Common
 Inc.                   shares            07/99        2,302       93,931         60,729
Women.com Networks      Series A
                        Preferred
                        shares            02/96       78,553            0        527,091

Women.com Networks      Series B
                        Preferred
                        shares            02/96       95,980            0        644,026
Women.com Networks      Series C
                        Preferred
                        shares            07/97        2,740            0         18,385
Women.com Networks      Series D
                        Preferred
                        shares            06/98       15,199            0        101,985
Women.com Networks      Series E
                        Preferred
                        shares            05/99       11,912      119,120        119,120

Computer Systems and Software
-----------------------------
Pilot Network           Common            03/95-
 Services, Inc.         shares            05/99      388,814     (495,303)    (3,547,080)

Environmental
--------------
Triangle Biomedical     Series A, B
 Sciences, Inc.         and C
 (formerly Naiad        Preferred         12/95-
  Technologies, Inc.)   shares            11/97      114,332     (215,202)      (371,580)
Triangle Biomedical
 Sciences, Inc.
 (formerly Naiad        Common
  Technologies, Inc.)   shares            09/99        1,437       30,412         41,668

Industrial/Business Automation
------------------------------
Avalon Imaging,         Series A, B
 Inc.                   and C
                        Preferred        12/94-
                        shares           08/98       940,212   (1,028,614)    (1,157,156)
Avalon Imaging,         Common
 Inc.                   shares           04/96       125,000     (250,000)      (250,000)

Information Technology
----------------------
WorldRes, Inc.          Series B and C
                        Preferred         01/97-
                        shares            12/97       59,338            0        139,445
WorldRes, Inc.          Series D
                        Preferred
                        shares            03/99       12,397       75,002         75,002

Medical
-------
Biex, Inc.              Series A, B,
                        C, D and E
                        Preferred         07/93-
                        shares            08/97      629,793            0        109,942
Endocare, Inc.          Common            08/96-
                        shares            04/98       46,014            0        193,260
Endocare, Inc.          Common
                        shares            07/99        3,750       11,250         23,205
Oxford                  Common
 GlycoSciences Plc      shares            08/93      213,546            0        262,235
Periodontix, Inc.       Convertible       04/99-
                        notes             09/99     $173,000      179,012        179,012
Pherin                  Series B
 Pharmaceuticals, Inc.  Preferred
                        shares            08/91      200,000            0        660,000
R2 Technology, Inc.     Series A-1
                        and B-1
                        Preferred         05/94-
                        shares            03/96      468,541            0        841,372
Simione Central         Series A, B
 Holdings, Inc.         and C
 (formerly CareCentric  Preferred         10/95-
 Solutions, Inc.)       shares            12/97      227,743     (320,655)      (239,130)
Simione Central         Common share
 Holdings, Inc.         warrant at
 (formerly CareCentric  $.15;
 Solutions, Inc.)       expiring 12/02    12/97       23,265      (20,959)       (20,959)
Simione Central
 Holdings, Inc.         Convertible
 (formerly CareCentric  notes and         04/98-
 Solutions, Inc.)       interest          06/98      $41,250      (43,856)       (43,856)

Simione Central
 Holdings, Inc.
 (formerly CareCentric  Common
 Solutions, Inc.)       shares            08/99       68,824      206,718         77,943
Valentis, Inc.          Common
 (formerly Megabios     shares            09/94-
  Corp.)                                  07/95      301,274            0         82,977

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests        various  $1,053,431     (115,962)       (54,023)
                                                               ----------      ---------
Total significant changes during the nine
 months ended September 30, 1999                               (2,464,106)    (1,372,266)

Other changes, net                                                 17,309        (22,506)
                                                               ----------     ----------

Total equity investments at September 30, 1999                $18,821,875     36,287,406
                                                               ==========     ==========



Marketable Equity Securities
----------------------------

At September 30, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $4,434,812 and $6,069,452, respectively, and aggregate market values of $7,543,327 and $3,311,167, respectively. The net unrealized gain/loss at September 30, 1999 and December 31, 1998 included gross gains of $3,917,398 and $379,205, respectively.

Avalon Imaging, Inc.
--------------------

In October 1999, the company agreed to sell its assets. The Partnership valued its portion of the estimated sales proceeds at $400,747 and realized a loss of $1,278,614 as of September 30, 1999. As discussed in Note 8, the Partnership has guaranteed the company's line of credit at a bank. The estimated sales proceeds have been reduced by the Partnership's share of the guarantee which totaled $221,294 at September 30, 1999.

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

CV Therapeutics, Inc.
---------------------

In August and September 1999, the Partnership sold a total of 34,450 common shares for proceeds of $509,813 and realized a loss of $179,187.

Endocare, Inc.
--------------

In July 1999, the Partnership exercised a warrant and purchased 3,750 common shares for $11,250.


Periodontix, Inc.
-----------------

In 1999, the Partnership funded convertible notes receivable totaling $173,000 to the company. The notes bear interest at 8% and are due in one year.

Pherin Pharmaceuticals, Inc.
----------------------------

In the second quarter of 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $660,000 increase in the fair value of the Partnership's investment.

Pilot Network Services, Inc.
----------------------------

In February 1999, El Dorado Ventures III, L.P. (El Dorado), a venture capital limited partnership, distributed 4,376 common shares valued at $56,689 to the Partnership. In March 1999, the Partnership sold 175,000 common shares for proceeds of $2,557,503 and realized a gain of $2,237,944. In April 1999, the Partnership sold an additional 335,000 common shares for proceeds of $6,120,929 and realized a gain of $5,827,804. In May 1999, El Dorado distributed an additional 3,393 common shares valued at $60,692 to the Partnership. The Partnership has pledged 50,000 common shares as collateral for its guarantee of a portfolio company's line of credit (see
Note 8.)

Based on the publicly-traded market price, the fair value of the Partnership's investment increased from $3,540,540 at September 30, 1999 to $6,439,732 on November 11, 1999.

R2 Technology, Inc.
-------------------

In May 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $856,019 increase in the fair value of the Partnership's Preferred shares and warrants.

Simione Central Holdings, Inc. (formerly CareCentric Solutions, Inc.)
--------------------------------------------------------------------

In August 1999, CareCentric Solutions, Inc. was acquired by Simione Central Holdings, Inc. The Partnership received 68,824 Simione common shares and realized a loss of $224,611 on the sale. The Simione shares are publicly traded, but may not be sold prior to December 2000.

Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle Biomedical Sciences, Inc., a privately held company. The Partnership received 273 Triangle common shares and a warrant for 273 Triangle common shares and realized a loss of $207,290 on the sale. In conjunction with the sale, the Partnership agreed to advance $25,000 to Naiad to settle outstanding liabilities; through September 30, 1999, $22,500 of this amount had been advanced for which the Partnership received 1,164 Triangle shares.

Women.com Networks
------------------

In May 1999, the Partnership purchased 11,912 Series E Preferred shares for $119,120. The pricing of this round, in which third parties participated, indicated a $1,291,487 increase in the fair value of the Partnership's existing investment.

In October 1999, the Company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted into 148,696 common shares. Based on the publicly-traded market price, the fair value of the Partnership's investment increased from $2,043,840 at September 30, 1999 to $3,959,940 on November 11, 1999.

WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 12,397 Series D Preferred shares for $75,002. The pricing of this round, in which third parties participated, indicated a $148,819 increase in the fair value of the Partnership's Preferred shares and warrants.

In November 1999, the Partnership made an additional investment in the company by purchasing 35,377 Series E Preferred shares for $527,466. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's existing investment at September 30, 1999 from $443,433 to $1,136,410.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $33,438 in venture capital limited partnerships during the nine months ended September 30, 1999. The Partnership received stock distributions of Pilot Network Services, Inc., Tut Systems, Inc., Horizon Organic Holding Corporation, Rogue Wave Software, Inc. and Informix Software, Inc. with fair values totaling $237,119. The Partnership received cash distributions of $200,511 from CVM Equity Fund IV, Ltd., OW & W Pacrim Investments Limited and Spectrum Equity Investors, L.P. Distributions totaling $288,230 were recorded as realized gains and distributions of $149,400 were recorded as returns of capital.

The Partnership recorded a $54,023 net decrease in fair value as a result of distributions from the partnerships which were partially offset by an increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., Physiometrix, Inc. and Simione Central Holdings, Inc. investments are restricted.

4.     Notes Receivable
       ----------------

Activity from January 1 through September 30, 1999 consisted of:

Balance at January 1, 1999                                 $     --

Notes issued                                                211,763
Notes converted to equity investments                       (36,763)
Change in accrued interest                                    6,197
                                                            -------
Balance at September 30, 1999                              $181,197
                                                            =======

The interest rate on notes issued in 1999 ranges from 5% to 8.5%.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1999, and December 31, 1998 consisted of:

                                                   1999           1998
                                                  ------         ------
Demand accounts                               $    5,095         14,093
Money-market accounts                          5,811,837          1,757
                                               ---------         ------
 Total                                        $5,816,932         15,850
                                               =========         ======

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At September 30, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $2,678,217 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The weighted-average interest rate for the nine months ended September 30, 1999 was 8.25% and interest expense was $7,031. The Partnership's investments in Valentis, Inc. (formerly Megabios Corp.), CV Therapeutics, Inc., Axys Pharmaceuticals, Inc., and Pilot Network Services, Inc. are pledged as collateral.

7.     Distributions
       -------------

During the nine months ended September 30, 1999, the Partnership declared and paid tax distributions to the General Partners totaling $1,244,602.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1999 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                      $  250,000
Equity investments                                     1,881,966
Equipment lease guarantees                               237,000
Line of credit guarantees                                221,294
Venture capital limited partnership investments           52,975
                                                       ---------
     Total                                            $2,643,235
                                                       =========

The Partnership has pledged 50,000 common shares of Pilot Network Services, Inc. as collateral for its guarantee of a portfolio company's line of credit.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $1,583,468. The Partnership paid management fees of $184,399 to the Managing General Partners and reimbursed related parties for operating expenses of $1,144,692. In addition, $25,874 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $324,496 and interest expense of $7,031 were paid. Interest income of $103,024 was received.

During the nine months ended September 30, 1999, the Partnership funded equity investments of $434,371 primarily to portfolio companies in the communications, information technology and medical industries. The Partnership issued notes totaling $211,763 to portfolio companies in the environmental and medical industries. Proceeds from sales of equity investments, primarily Pilot Network Services, Inc. ("Pilot") common shares, provided cash of $9,194,975. Net short-term borrowings of $120,200 were repaid and tax distributions of $1,244,602 were paid during the nine months ended September 30, 1999. As of September 30, 1999, the Partnership's unfunded commitments totaled $2,643,235 as discussed in Note 8 to the financial statements.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $2,678,217 at September 30, 1999 and there were no outstanding borrowings. The Partnership's investments in CV Therapeutics, Inc., Valentis, Inc. (formerly Megabios Corp.), Axys Pharmaceuticals, Inc., and Pilot are pledged as collateral.

Cash and cash equivalents at September 30, 1999, were $5,816,932. Cash reserves, future interest income on short-term investments and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $666,535 and $1,414,891 for the quarters ended September 30, 1999 and 1998, respectively. The improvement is primarily due to a $2,310,794 increase in the net unrealized fair value of equity investments, a $135,219 increase in net realized gain from venture capital limited partnerships and a $64,957 increase in interest income. These increases were partially offset by a $1,665,091 increase in net realized loss from sales of equity investments and a $131,538 increase in operating expenses.

During the quarter ended September 30, 1999, the increase in fair value of equity investments of $1,083,088 was primarily due to increases in portfolio companies in the biotechnology and medical industries. During the same period in 1998, the decrease in fair value of equity investments of $1,227,706 was primarily due to decreases in portfolio companies in the medical industry.

Net realized gain from venture capital limited partnerships totaled $135,739 and $520 in the quarters ended September 30, 1999 and 1998, respectively. The 1999 gain primarily resulted from the distribution to the Partnership of Tut Systems, Inc. common shares.

Interest income of $67,051 for the quarter ended September 30, 1999 increased significantly over interest income of $2,094 for the comparative quarter of 1998 due to the interest earned on the Partnership's increased cash balance.

For the quarter ended September 30, 1999, net realized loss from equity investment sales of $1,665,091 primarily related to the sales of the Partnership's investments in Avalon, Inc., CV Therapeutics, Inc. and Naiad Technology, Inc. There were no sales of investments in the quarter ended September 30, 1998.

Total operating expenses were $210,815 and $79,277 for the quarters ended September 30, 1999 and 1998, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $88,226 and $421,041 for the quarters ended September 30, 1999 and 1998, respectively. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, operating expenses would have been $299,041 and $500,318 during the quarters ended September 30, 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment monitoring, administrative overhead and computer costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net income was $6,531,566 for the nine months ended September 30, 1999, as compared to net loss of $4,483,102 for the nine months ended September 30, 1998. The increase was primarily due to a $6,171,559 increase in net realized gain from sales of equity investments, a $4,423,549 increase in the net unrealized fair value of equity investments and a $661,684 decrease in realized losses from investment write-downs, partially offset by a $227,623 increase in operating expenses.

For the nine months ended September 30, 1999, realized gains from sales of equity investments of $6,176,864 are primarily due to the gain on the sale of 510,000 common shares of Pilot. This gain was partially offset by losses on the sale of the Partnership's investments in Avalon, Inc., CV Therapeutics, Inc., CareCentric Solutions, Inc. and Naiad Technologies, Inc. During the same period in 1998, realized gains were $5,305.

During the nine months ended September 30, 1999, the increase in fair value of equity investments of $1,052,025 was primarily due to increases in portfolio companies in the biotechnology, communications and medical industries, partially offset by a decrease due to the sale of Pilot shares. During the same period in 1998, the decrease of $3,371,524 was primarily due to decreases in portfolio companies in the medical and industrial/business automation industries.

Realized losses from investment write-downs totaled $2,615 and $664,299 in the nine months ended September 30, 1999 and 1998, respectively. The write-down in 1998 related to a portfolio company in the environmental industry.

Total operating expenses were $874,891 and $647,268 for the nine months ended September 30, 1999 and 1998, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $88,226 and $545,365 in operating expenses for the nine months ended September 30, 1999 and 1998, respectively. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, operating expenses would have been $963,117 and $1,192,633 during the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment monitoring, administrative overhead and computer costs.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 12, 1999  By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller