Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2000-03-30
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1999

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

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on June 26, 1989 and was inactive until it commenced the sale of Units in May of 1990. The purpose of the Partnership is to make venture capital investments in emerging growth companies as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated January 22, 1992. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 2000 pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002 pursuant to unanimous approval by the Independent General Partners in 1999.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of Limited Partnership interests (Units) during 1999.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 1999, there were 6,593 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                               -----------------------------------------------------------------
                                 1999         1998           1997           1996          1995
                               --------     --------       --------       --------      --------
Total interest income        $  290,090       16,681      109,168        177,557        620,711
Total dividend income                --           --      280,010             --             --
Net operating loss             (933,174)  (1,792,028)    (678,851)    (1,796,650)    (1,095,815)
Net realized gain from sales
 of equity investments        9,932,257        5,305    3,781,057      2,174,495        935,950
Realized losses from
  investment write-downs         (2,615)  (3,375,003)  (1,059,212)    (4,049,697)    (3,137,377)
Recoveries from investments
  previously written-off             --           --           --         23,922         45,248
Net realized gain from
 venture capital limited
 partnership investments        501,038      237,354       38,757         22,997             --
Net realized income (loss)    9,497,506   (4,924,372)   2,081,751     (3,624,933)    (3,251,994)
Change in net unrealized
 fair value:
  Equity investments          2,923,379    2,139,142    8,572,830      2,019,333        765,254
  Secured notes receivable           --           --           --        955,000       (395,000)
  Other investments                  --      265,720     (265,720)            --             --
Net income (loss)            12,420,885   (2,519,510)  10,388,861       (650,600)    (2,881,740)
Net income (loss) per
 Unit (1)                         25.20        (6.14)       25.77          (1.61)         (7.13)
Total assets                 48,110,924   37,702,090   39,415,870     29,077,479     29,698,636
Distributions declared        6,657,582           --           --             --             --
Distributions declared
 per Unit (2)                     13.32           --           --             --             --

(1) See Notes 1 and 3 to the Financial Statements for discussion of partners' capital reclassification and the method of calculation of net income (loss) per Unit.

(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1999, net cash used by operating activities totaled $1,783,280. The Partnership paid management fees of $247,697 to the Managing General Partners and reimbursed related parties for operating expenses of $1,253,858. In addition, $36,680 was paid to the Individual General Partners as compensation for their services. Other operating expenses and interest expense of $396,778 and $7,031 were paid, respectively. The Partnership received $158,764 in interest income.

In 1999, equity investments of $2,435,312 were funded primarily to portfolio companies in the biotechnology, medical and information technology industries and notes receivable of $2,499,957 were issued primarily to portfolio companies in the computer systems and software, environmental and industrial/business automation industries. Proceeds from the sale of equity investments were $14,094,806, $72,496 of which was payable to an affiliated partnership at December 31, 1999. Cash distributions of $329,551 were received from venture capital limited partnership investments. At December 31, 1999, the Partnership had commitments to fund additional investments totaling $1,158,975. Repayments of net short-term borrowings totaled $120,200 in 1999.

The Managing General Partners declared a $5,412,980 tax distribution ($5,326,066 and $86,914 payable to Limited
Partners and General Partners, respectively) in the fourth quarter of 1999, which was paid in February, 2000. In the second and third quarters of 1999, the Managing General
Partners declared and paid tax distributions to the General
Partners totaling $1,244,602.

Cash and cash equivalents at December 31, 1999, were $6,356,856. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months. Subsequent to December 31, 1999, the Partnership sold publicly traded shares in six portfolio companies for proceeds totaling $15,721,330 and realized a gain of $13,585,781.

Results of Operations
---------------------

1999 compared to 1998
---------------------

Net income was $12,420,885 in 1999, compared to net loss of $2,519,510 in 1998. The increase in net income was primarily due to a $9,926,952 increase in net realized gain from sales of equity investments, a $3,372,388 decrease in realized loss from investment write-downs, an increase of $518,517 in the change in net unrealized fair value of investments, a $549,377 decrease in total operating expenses, a $273,409 increase in total income and a $263,684 increase in net realized gain from venture capital limited partnerships.

During 1999, the net realized gain from sales of equity investments of $9,932,257 resulted primarily from the sale of shares in Pilot Network Services, Inc., partially offset by a loss on the sale of Avalon Imaging, Inc. The net realized gain from sales of equity investments in 1998 was $5,305.

During 1999, realized loss from investment write-downs was $2,615. During 1998, realized loss from investment write-downs of $3,375,003 was primarily attributable to investments in Conversion Technologies International, Inc., ConjuChem, Inc., Yes! Entertainment Corporation and Transphase Systems, Inc.

During 1999, the increase in fair value of investments of $2,923,379 was primarily due to portfolio companies in the communications, medical and information technology industries, partially offset by decreases due to the investment sales discussed above. During 1998, the increase of $2,404,862 was primarily due to portfolio companies in the environmental, computer systems and software, and biomedical industries, partially offset by decreases in the medical and industrial/business automation industries.

Total operating expenses were $912,604 and $1,461,981 for 1999 and 1998, respectively. As disclosed in Note 2 to the financial statements, the Partnership may not reimburse the General Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $259,468 and $731,757 were absorbed by the General Partners in 1999 and 1998, respectively. During late 1998, it was determined that certain operational costs, primarily rent, paid directly by the Partnership were not subject to the limitation. Consequently, in 1998, $742,623 of direct Partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses. Also disclosed in Note 2, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged $218,363 of additional operating expenses in 1998 which related to prior years. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,172,072 and $1,232,752 in 1999 and 1998, respectively.

Total income was $290,090 and $16,681 for 1999 and 1998,
respectively. The increase was primarily due to an increase in interest income due to higher cash and cash equivalents balances resulting from equity investment sales and an increase in secured notes receivable.

Net realized gain from venture capital limited partnerships totaled $501,038 and $237,354 in 1999 and 1998, respectively. The 1999 gain primarily resulted from the distributions to the Partnership of common shares in TUT Systems, Inc., Efficient Networks and Pilot Network Services, Inc. and a cash distribution from El Dorado Ventures III, L.P.

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

Total operating expenses were $1,461,981 and $640,306 for 1998 and 1997, respectively. As disclosed in Note 2 to the financial statements, the Partnership may not reimburse the General Partners for expenses that aggregate more than one percent of total Limited Partner capital contributions. As a result, operating expenses of $731,757 and $404,486 were absorbed by the General Partners in 1998 and 1997, respectively. During late 1998, it was determined that certain operational costs, primarily rent, paid directly by the Partnership were not subject to the limitation. Consequently, in 1998, $742,623 of direct Partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses. Also disclosed in Note 2, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged $218,363 of additional operating expenses in 1998, of which $28,212 and $190,151 related to 1997 and prior years, respectively. Had the limitation not been in effect and had the additional expenses been recorded in prior years, total operating expenses would have been $1,232,752 and $1,073,004 in 1998 and 1997, respectively. The increase is primarily due to a higher level of activity required for portfolio management in 1998.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1999, the Partnership incurred $273,980 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Individual General Partners and related expenses. For the year ended December 31, 1999, $36,680 of such fees were incurred.

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


PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1999
                   and 1998
                  Statements of Operations for the years
                   ended December 31, 1999, 1998 and 1997
                  Statements of Partners' Capital for the years
                   ended December 31, 1999, 1998 and 1997
                  Statements of Cash Flows for the years
                   ended December 31, 1999, 1998 and 1997
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

         (c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and notes owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




Albuquerque, New Mexico                                   /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               1999           1998
                                              ------         ------
ASSETS

Investments:
 Equity investments (cost basis of
  $19,844,552 and $21,268,672 for
  1999 and 1998, respectively)           $39,181,437     37,682,178
 Notes receivable, net
  (cost basis of $2,569,534)               2,569,534             --
                                          ----------     ----------
     Total investments                    41,750,971     37,682,178

Cash and cash equivalents                  6,356,856         15,850
Other assets                                   3,097          4,062
                                          ----------     ----------
     Total assets                        $48,110,924     37,702,090
                                          ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    56,565         60,445
Distributions payable to Limited and
 General Partners                          5,412,980             --
Due to related parties                        27,609        670,978
Short-term borrowings                             --        120,200
                                          ----------     ----------
     Total liabilities                     5,497,154        851,623

Commitments, contingencies, and
 subsequent events (Notes 2, 4,
 9 and 10)

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                            42,613,770     36,850,467
                                          ----------     ----------
     Total liabilities and
      partners' capital                  $48,110,924     37,702,090
                                          ==========     ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                1999            1998          1997
                               ------          ------        ------
Income:
 Notes receivable
  interest                $   131,465           2,170        56,636
 Short-term investment
  interest                    158,625          14,511        52,532
 Dividend income                   --              --       280,010
                           ----------       ---------    ----------
     Total income             290,090          16,681       389,178

Costs and expenses:
 Management fees              273,980         310,355       389,995
 Individual General
  Partners' compensation       36,680          36,373        37,728
 Operating expenses:
  Administrative and
   investor services          630,612         747,710       559,356
  Investment operations       286,252         400,301       284,380
  Professional fees           101,392          92,298        73,067
  Computer services           146,785         200,607       127,989
  Interest expense              7,031          10,199            --
  Expenses absorbed by
   General Partners          (259,468)       (731,757)     (404,486)
  Expenses absorbed by
   General Partners
   in prior years                  --         742,623            --
                           ----------       ---------    ----------
     Total operating
      expenses                912,604       1,461,981       640,306
                           ----------       ---------    ----------
     Total costs and
      expenses              1,223,264       1,808,709     1,068,029
                           ----------       ---------    ----------

Net operating loss           (933,174)     (1,792,028)     (678,851)

 Net realized gain from
  sales of equity
  investments               9,932,257           5,305     3,781,057
 Realized losses from
  investment write-downs       (2,615)     (3,375,003)   (1,059,212)
 Net realized gain from
  venture capital limited
  partnership investments     501,038         237,354        38,757
                           ----------       ---------    ----------
Net realized income
  (loss)                    9,497,506      (4,924,372)    2,081,751

Change in net unrealized
 fair value:
  Equity investments        2,923,379       2,139,142     8,572,830
  Other investments                --         265,720      (265,720)
                           ----------       ---------    ----------

Net income (loss)         $12,420,885      (2,519,510)   10,388,861
                           ==========       =========    ==========
Net income (loss) per
 Unit                           25.20           (6.14)        25.77
                           ==========       =========    ==========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1999, 1998 and 1997:

                               Reclassified-(see Note 1)
                               ------------------------
                               Limited       General
                               Partners      Partners       Total
                               --------      --------       -----
Partners' capital,
  December 31, 1996         $28,991,815      (10,699)    28,981,116

Net income                   10,306,115       82,746     10,388,861
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1997          39,297,930       72,047     39,369,977

Net loss                     (2,455,475)     (64,035)    (2,519,510)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1998          36,842,455        8,012     36,850,467

Net income                   10,078,623    2,342,262     12,420,885

Distributions                (5,326,066)  (1,331,516)    (6,657,582)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1999         $41,595,012    1,018,758     42,613,770
                             ==========    =========     ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    1999          1998           1997
                                   ------        ------         ------
Cash flows from operating
 activities:
  Interest received            $   158,764        15,523       76,332
  Dividends received                    --            --      280,010
  Cash paid to vendors            (396,778)     (176,951)    (287,846)
  Cash paid to related parties  (1,538,235)     (844,358)    (921,578)
  Interest paid on short-term
   borrowings                       (7,031)      (10,199)          --
                                ----------     ---------   ----------
    Net cash used by
     operating activities       (1,783,280)   (1,015,985)    (853,082)
                                ----------     ---------   ----------
Cash flows from investing
 activities:
  Notes receivable issued       (2,499,957)       (2,766)     (33,902)
  Purchase of equity
   investments                  (2,435,312)   (1,406,319)  (2,595,910)
  Payment of loan guarantee             --            --   (1,055,862)
  Repayment of convertible
   and other notes receivable           --        92,047       94,938
  Proceeds from sales of
   investments                  14,094,806       103,634    4,508,995
  Distributions from venture
   capital limited partnership
   investments                     329,551       285,504      157,273
                                ----------     ---------   ----------
    Net cash provided (used)
     by investing activities     9,489,088      (927,900)   1,075,532
                                ----------     ---------   ----------
Cash flows from financing
 activities:
 (Repayment of) proceeds from
   short-term borrowings, net     (120,200)      120,200           --
  Distributions to General
   Partners                     (1,244,602)           --           --
                                ----------     ---------   ----------
    Net cash (used) provided
     by financing activities    (1,364,802)      120,200           --
                                ----------     ---------   ----------
Net increase (decrease) in
 cash and cash equivalents       6,341,006    (1,823,685)     222,450
Cash and cash equivalents
 at beginning of year               15,850     1,839,535    1,617,085
                                ----------     ---------   ----------
Cash and cash equivalents
 at end of year                $ 6,356,856        15,850    1,839,535
                                ==========     =========   ==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    1999          1998           1997
                                   ------        ------         ------
Reconciliation of net
 income (loss) to net cash
 used by operating activities:

Net income (loss)              $12,420,885    (2,519,510)  10,388,861

Adjustments to reconcile net
 income (loss) to net cash
  used by operating
  activities:
  Change in net unrealized
   fair value:
    Equity investments          (2,923,379)   (2,139,142)  (8,572,830)
    Other investments                   --      (265,720)     265,720
  Realized losses from
   investment write-downs            2,615     3,375,003    1,059,212
  Net realized gain from sales
   of equity investments        (9,932,257)       (5,305)  (3,781,057)
  Net realized gain from
   venture capital limited
   partnership investments        (501,038)     (237,354)     (38,757)
  Other, net                            --          (339)          --
Changes in:
  Accrued interest on
   notes receivable               (131,326)         (819)     (32,836)
  Due to/from related parties     (715,865)      757,056     (145,324)
  Other, net                        (2,915)       20,145        3,929
                                ----------    ----------   ----------
Net cash used by
 operating activities          $(1,783,280)   (1,015,985)    (853,082)
                                ==========     =========   ==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    1999          1998           1997
                                   ------        ------         ------

Supplemental schedule of
 non-cash investing activities:
  Secured notes receivable
   converted to equity
   investments                 $    36,763            --           --
                                 =========     =========   ==========
  Investment sales proceeds
   payable to affiliated
   partnership                 $    72,496            --           --
                                 =========     =========   ==========

Supplemental schedule of
 non-cash financing
 activities:
  Distributions payable to
   Limited and General
   Partners                    $ 5,412,980            --           --
                                 =========     =========  ===========

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

The Partnership offering commenced in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's term was extended for a two-year period to December 31, 2000 pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002 pursuant to unanimous approval by the Independent General Partners in 1999.

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

Partners' Capital Reclassification
----------------------------------


Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement.  Accordingly, prior years have been reclassified to conform to the current year presentation.  The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement described in Note 3 from the inception of the Partnership.  The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period.  The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses (under the provisions described in Note 3) to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocations of the net unrealized fair value increase reclassified in prior periods are as follows:
                                                                      Net Unrealized
                                                                        Fair Value
                                                                         Increase
                                            Limited     General        From Cost of
                                            Partners    Partners       Investments       Total
                                            --------    --------     ---------------     -----
Partners' capital, December 31, 1996,
 before reclassification                 $23,337,188     (57,606)        5,701,534    28,981,116
Allocation of net unrealized fair value
 increase from cost                        5,654,627      46,907        (5,701,534)           --
                                          ----------      ------        ----------    ----------
Partners' capital, December 31, 1996,
 as reclassified                         $28,991,815     (10,699)               --    28,981,116
                                          ==========      ======        ==========    ==========

Partners' capital, December 31, 1997,
 before reclassification                 $25,359,042       2,291        14,008,644    39,369,977
Allocation of net unrealized fair value
 increase from cost                       13,938,888      69,756       (14,008,644)           --
                                          ----------      ------        ----------    ----------
Partners' capital, December 31, 1997,
 as reclassified                         $39,297,930      72,047                --    39,369,977
                                          ==========      ======        ==========    ==========

Partners' capital, December 31, 1998,
 before reclassification                 $20,483,914     (46,953)       16,413,506    36,850,467
Allocation of net unrealized fair value
 increase from cost                       16,358,541      54,965       (16,413,506)           --
                                          ----------      ------        ----------    ----------
Partners' capital, December 31, 1998,
 as reclassified                         $36,842,455       8,012                --    36,850,467
                                          ==========      ======        ==========    ==========

The reclassifications of the change in net unrealized fair value of investments for prior periods are as follows:

                                             Limited        General
                                             Partners       Partners         Total
                                             --------       --------         -----

For the Year Ended December 31, 1997       $8,284,261         22,849       8,307,110
For the Year Ended December 31, 1998        2,419,653        (14,791)      2,404,862




Investments
-----------

     Equity and Other Investments
     ----------------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $11,037,866 and $3,311,167 at December 31, 1999 and 1998, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $28,143,571 and $34,371,011 at December 31, 1999 and 1998, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

     Notes Receivable
     ----------------

The secured and unsecured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

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

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $22,414,086 by $958,219 as of December 31, 1999.

Net Income (Loss) Per Unit
--------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of equity investments in the profits and losses allocated to partners' capital accounts. (See Partners' Capital Reclassification discussion above. The 1998 and 1997 per Unit amounts have been modified to conform to this presentation.) Net income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 1999, 1998 and 1997 into the total net income (loss) allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.


2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1999,
1998 and 1997, related party costs were as follows:


                              1999           1998          1997
                            --------       --------      --------


Management fees            $ 273,980       310,355        389,995
Individual General
 Partners' compensation       36,680        36,373         37,728
Reimbursable operating
 expenses:
  Administrative and
   investor services         351,206       668,292        373,519
  Investment operations      273,187       374,921        260,707
  Computer services          146,785       200,607        118,791
Expenses absorbed by
 General Partners           (259,468)     (731,757)      (404,486)
Expenses absorbed by
 General Partners
 in prior years                   --       742,623             --


Management fees are 1% per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Amounts due to related parties for management fees were $26,283 and $0 at December 31, 1999 and 1998, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Pursuant to the Partnership Agreement, the Partnership may not reimburse the Managing General Partners for certain operational costs that aggregate more than 1% of total Limited Partner capital contributions. At December 31, 1999, amounts due from related parties related to such expenses were $71,170, compared to $670,978 due to related parties at December 31, 1998.

In 1999, 1998, and 1997, the Managing General Partners absorbed $259,468, $731,757, and $404,486, respectively, in operating expenses. In late 1998, it was determined that certain operational costs, primarily rent, absorbed by the General Partners in prior years were not subject to this limitation; consequently, $742,623 was reimbursed to the General Partners.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $218,363 consisting of $28,212 and $190,151 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses would have been $1,172,072, $1,232,752 and $1,073,004 for 1999, 1998 and 1997, respectively.

The Partnership, at December 31, 1999, owes an affiliated partnership $72,496 for proceeds from equity investment sales. This amount was paid in February, 2000. There was no such payable at December 31, 1998.

As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Individual General Partners and related expenses. Two of the three Individual General Partners each own 20 Units and the third owns 70 Units.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 1999, the Partnership had an indirect interest in non-transferable Physiometrix, Inc. options at an exercise price higher than the current market value. At December 31, 1999, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair market value of $161,778.

3.     Allocation of Profits and Losses
       --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99% to the Limited Partners and 1% to the Managing General Partners.



4.     Equity Investments
       ------------------

At December 31, 1999, and December 31, 1998, equity investments consisted of:

                                                      December 31, 1999     December 31, 1998
                                          Principal   ------------------    -----------------
Industry(1)/                 Investment   Amount or   Cost         Fair      Cost       Fair
Company           Position      Date       Shares     Basis        Value     Basis      Value
----------------  --------      ----       ------     -----        -----     -----      -----

Biomedical--0.4%
----------------
Axys
 Pharmaceuticals,Common
 Inc.            shares         1995        37,855   $500,000    154,751    500,000    215,319
ConjuChem Inc.   Preferred
 (a)             share warrants            aggregate
                 at exercise               purchase
                 price TBD;                price
                 expiring 2001  1996       $29,689          0          0          0          0
                                                   ---------- ---------- ---------- ----------
                                                      500,000    154,751    500,000    215,319
                                                   ---------- ---------- ---------- ----------

Biotechnology--8.0%
-------------------
CV Therapeutics, Common
 Inc.            share
                 warrant
                 at $20.00;
                 expiring
                 2000           1995         3,200      1,280     16,522      1,280          0
CV Therapeutics, Common         1994-
 Inc.            Shares         1995        16,204    322,800    407,741  1,376,720    325,553
Molecular
 Geriatrics      Common
 Corporation (a) shares         1993        47,170    250,000     94,340    250,000     94,340
Prolinx, Inc.(a) Preferred      1995-
                 shares         1999     1,801,909  2,254,888  2,666,825  1,749,193  3,168,684

Prolinx, Inc.    Common and
 (a)             Preferred share
                 warrants at
                 $.0001-$.05;   1998-
                 expiring 2004  1999           TBD    247,949    244,305      3,644          0
                                                   ---------- ---------- ----------  ---------
                                                    3,076,917  3,429,733  3,380,837  3,588,577
                                                   ---------- ---------- ---------- ----------

Communications--6.9%
--------------------
Efficient        Common
 Networks, Inc.  shares         1999           951     75,254     64,487         --         --
NetChannel, Inc. Escrowed
                 sales
                 proceeds       1998            --         --         --     12,460     12,460
Positive
 Communications, Preferred      1994-
 Inc.(a)         shares         1999       200,022    252,028    252,028  1,076,011  1,290,296
Positive
 Communications, Common
 Inc.(a)         shares         1999       303,599  1,076,011    382,535         --         --
Positive
 Communications, Convertible
 Inc.(a)         note (2)       1996            --         --         --     74,159     74,159
Positive         Common share
 Communications, warrants at
 Inc.(a)         $.50; expiring
                 2001           1996         9,246         10      7,027         10     34,673
Women.com        Common         1996-
 Networks, Inc.  shares         1999       204,384    499,457  2,215,011    380,337    633,233
 (a)                                               ---------- ---------- ---------- ----------
                                                    1,902,760  2,921,088  1,542,977  2,044,821
                                                   ---------- ---------- ---------- ----------

Computer Systems and Software--10.7%
------------------------------------
Ascent Logic     Preferred
 Corporation(a)  shares         1992       425,532    396,000    148,936    396,000    148,936
Ascent Logic     Common
 Corporation(a)  shares         1997        36,443     23,796     12,755     23,796     12,755

Lynk Systems,    Common
 Inc.(a)         share          1998       105,000     38,500    157,500     38,500    157,500
Pilot Network    Common         1996-
 Services, Inc.  shares         1999       198,814    284,553  4,259,590    946,105  7,087,621
Versant          Common
 Corporation     shares         1997            --         --         --     18,559      4,784
                                                   ---------- ---------- ---------- ----------
                                                      742,849  4,578,781  1,422,960  7,411,596
                                                   ---------- ---------- ---------- ----------

Environmental--0.1%
-------------------
Conversion
 Technologies
 International,  Common
 Inc.            shares         1996            --         --         --          0      2,075
Conversion
 Technologies
 International,  Preferred      1997-
 Inc.            shares         1998            --         --         --          0        789
Naiad
Technologies,    Preferred      1995-
 Inc.            shares         1997            --         --         --    215,202    371,580
Triangle
 Biomedical
 Sciences,       Common
 Inc.(a)         shares         1999         1,806     35,560     50,568         --         --
Triangle         Common
 Biomedical      share warrants
 Sciences,       at $28.00;
 Inc.(a)         expiring 2009  1999         1,806      1,806      1,806         --         --
                                                   ---------- ---------- ---------- ----------
                                                       37,366     52,374    215,202    374,444
                                                   ---------- ---------- ---------- ----------

Industrial/Business Automation--1.8%
------------------------------------
Avalon Imaging,  Common
 Inc.            shares         1996            --         --         --    250,000    250,000
Avalon Imaging,  Preferred      1994-
 Inc.            shares         1998            --         --         --  1,429,361  1,557,903
Portable Energy
 Products, Inc.  Preferred      1995-
 (a) (b)         shares         1998     3,738,522  1,972,520    747,704  1,972,520    747,704
Portable Energy  Common and
 Products, Inc.  Preferred share
  (a) (b)        warrants at
                 $.06-$1.00;
                 expiring       1996-
                 2001-2004      1999     1,039,118      4,186     18,682      4,186     18,682
PRI Automation,  Common
 Inc.            shares         1999            10        451        635      2,362      2,533
                                                   ---------- ---------- ---------- ----------
                                                    1,977,157    767,021  3,658,429  2,576,822
                                                   ---------- ---------- ---------- ----------

Information Technology--3.3%
----------------------------
WorldRes, Inc.   Preferred      1997-
 (a) (b)         shares         1999       117,127    819,652  1,361,029    217,184    219,551
WorldRes, Inc.   Preferred
 (a) (b)         share warrants
                 at $3.70-$4.63;
                 expiring       1997-
                 2002-2003      1998         6,479         62     45,524          0          0
                                                   ---------- ---------- ---------- ----------
                                                      819,714  1,406,553    217,184    219,551
                                                   ---------- ---------- ---------- ----------

Medical--49.8%
--------------
Acusphere, Inc.  Preferred      1995-
 (a)             shares         1997       377,531    762,499  1,245,852    762,499  1,245,852
ADESSO Specialty
 Services
 Organization    Preferred      1995-
 Inc.(a) (b)     shares         1997       797,326  1,835,999  6,697,538  1,835,999  6,697,538

ADESSO Specialty Preferred
 Services        share warrant
 Organization    at $1.00;
 Inc.(a)(b)      expiring 2001  1996        68,704          0    508,410          0    508,410
Biex, Inc.       Preferred      1993-
 (a) (b)         shares         1999       644,279    678,409    678,409    663,917  1,527,520
Biex, Inc.       Preferred
 (a) (b)         share warrant
                 at $1.00;
                 exercised
                 1999           1994            --         --         --          8     35,310
CareCentric.     Preferred      1995-
 Solutions, Inc  shares         1997            --         --         --    320,655    239,130
CareCentric      Common share
 Solutions, Inc. warrant at $.15;
                 expiring 2002  1997            --         --         --     20,959     20,959
CareCentric      Convertible
 Solutions, Inc. notes (2)      1998            --         --         --     43,856     43,856
Endocare, Inc.   Common         1996-
 (b)             shares         1999        49,764    163,874    414,286    152,624     91,474
Intella
 Interventional  Common
 Systems, Inc.   shares         1993           584          0          0        436     13,944
Intella
 Interventional  Preferred
 Systems, Inc.   shares         1993           304          0          0      2,179      6,973
Oxford
 GlycoSciences   Common
 Plc             shares         1993       213,546    999,927  1,772,432    999,927    894,117
Periodontix,     Preferred      1993-
 Inc.(a)         shares         1999       339,253    556,001    763,320    416,001    678,726
Periodontix,     Common share
 Inc.(a)         warrant
                 at $2.75;
                 expiring
                 2006           1999        13,454          0          0         --         --
Periodontix,     Convertible
 Inc.(a)         notes (2)      1999      $173,000    182,501    182,501         --         --
Pharmadigm,      Preferred      1993-
 Inc.(a)         shares         1998       733,815  1,079,396  1,775,833  1,079,396  1,771,673

Pharmadigm,      Preferred
 Inc.(a)         share warrants
                 at $2.00-$2.50;
                 expiring 2000- 1995-
                 2001           1997        22,286        378      4,815        378      5,055
Pharmos          Common
 Corporation     shares         1995        60,331     45,248    122,170     45,248     95,444
Pherin
 Pharmaceuticals,Preferred
 Inc.(a)         shares         1991       200,000    200,000  1,060,000    200,000    400,000
Physiometrix,    Common
 Inc.(b)         share warrant
                 at $6.60;
                 expiring 2001  1996        13,525        179          0        179          0
Physiometrix,    Common
 Inc.(b)         shares         1996       287,021    668,557    947,169    668,557    152,827
R2 Technology,   Preferred      1994-
 Inc.(a)         shares         1996       468,541    537,080  1,714,452    537,080    873,080
R2 Technology,   Preferred
 Inc.(a)         share warrant
                 at $2.00;
                 expiring 2000  1995         9,667          0     14,647          0          0
Sanarus Medical, Preferred
 Inc.(a)(b)      shares         1999       260,000    390,000    390,000         --         --
Simione Central
 Holdings, Inc.  Preferred
 (a)             shares         1999        68,576    206,718     73,291         --         --
Valentis, Inc.   Common         1994-
                 shares         1995       301,274  1,170,001  2,866,020  1,170,001  1,498,839
                                                   ---------- ---------- ---------- ----------
                                                    9,476,767 21,231,145  8,919,899 16,800,727
                                                   ---------- ---------- ---------- ----------

Microelectronics--8.0%
----------------------
Tessera, Inc.(a) Preferred
                 shares         1992       666,666    500,000  3,333,330    500,000  3,333,330
Tessera, Inc.(a) Common
                 shares         1997        72,754     56,500     72,754     56,500     72,754
                                                   ---------- ---------- ---------- ----------
                                                      556,500  3,406,084    556,500  3,406,084
                                                   ---------- ---------- ---------- ----------

Retail/Consumer Products--0.0%
------------------------------
Horizon Organic
 Holding         Common
 Corporation     shares         1999         1,003     15,797      7,698         --         --
YES!
 Entertainment   Common
 Corporation     shares         1995        55,555          0      5,000          0      2,556
                                                    --------- ---------- ---------- ----------
                                                       15,797     12,698          0      2,556
                                                    --------- ---------- ---------- ----------

Venture Capital Limited Partnership Investments--2.9%
-----------------------------------------------------
CVM Equity       Ltd.
 Fund IV, Ltd(a) Partnership
                 interests     various    $150,000     76,436    144,768     76,436    146,116
El Dorado        Ltd.
 Ventures III,   Partnership
 L.P. (a)        interests     various    $250,000    212,460    568,922    212,460    329,520
O,W&W Pacrim     Ltd.
 Investments     Partnership
 Limited (a)     interests     various         400     25,900     21,691    175,300     74,198
Spectrum Equity  Ltd.
 Investors,      Partnership
 L.P.(a)         interests     various    $478,025    376,107    410,364    353,604    423,870
Trinity Ventures Ltd.
  IV, L.P.(a)    Partnership
                 interests     various    $175,006     47,822     75,464     36,884     67,977
                                                   ---------- ---------- ---------- ----------
                                                      738,725  1,221,209    854,684  1,041,681
                                                   ---------- ---------- ---------- ----------
Total equity investments--91.9%                   $19,844,552 39,181,437 21,268,672 37,682,178
                                                   ========== ========== ========== ==========

Legend and footnotes:

--  No investment held at end of period.
0  Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/99.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 8%.


Marketable Equity Securities
----------------------------

At December 31, 1999 and 1998, marketable equity securities had aggregate costs of $3,856,351 and $6,069,452, respectively, and aggregate market values of $11,037,866 and $3,311,167, respectively. The net unrealized gain/loss at December 31, 1999 and 1998, included gross gains of $7,545,809 and $379,205, respectively.

Avalon Imaging, Inc.
--------------------

In October 1999, the company agreed to sell its assets. The Partnership received no proceeds from this sale and realized a loss of $1,679,361. In addition, the Partnership paid $288,194 on its guarantee of the company's line of credit.

Biex, Inc.
----------

In May 1999, the Partnership received a stock dividend of 18,786 Preferred shares with a fair value of $20,253. In October 1999, the Partnership exercised a warrant and purchased 14,486 Series B Preferred shares for $14,492. The company's failure to meet certain revenue targets established in the Series F Preferred shares round had a dilutive impact on the Partnership's expected return and, as a result, the Partnership recorded a $898,905 decrease in fair value at December 31, 1999.

CV Therapeutics, Inc.
---------------------

In 1999, the Partnership sold a total of 52,696 common shares for proceeds of $923,695 and realized a loss of $130,225.

Periodontix, Inc.
-----------------

In 1999, the Partnership funded convertible notes receivable totaling $173,000 to the company. The notes bear interest at 8% and are due in one year. In December 1999, the Partnership purchased 62,222 Series D Preferred shares for $140,000. The pricing of this round indicated a $55,406 decrease in the fair value of the Partnership's investment.

Pherin Pharmaceuticals, Inc.
----------------------------

In the second quarter of 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $660,000 increase in the fair value of the Partnership's investment.


Pilot Network Services, Inc.
----------------------------

In 1999, El Dorado Ventures III, L.P., a venture capital limited partnership, distributed 7,760 common shares valued at $117,381 to the Partnership. In 1999, the Partnership sold 700,000 common shares for proceeds of $12,944,681 and realized a gain of $12,165,748.

Positive Communications, Inc.
-----------------------------

In November 1999, the company completed a recapitalization and a new round of financing. The Partnership's Series E and G Preferred shares were converted to common shares at a ratio of 1:1. The Partnership's convertible note together with interest was converted into 63,925 New Series A Preferred shares. The Partnership also purchased 136,097 New Series A Preferred shares for $171,482. The pricing of this round indicated a $935,407 decrease in the fair value of the Partnership's investment.

Prolinx, Inc.
-------------

In December 1999, the Partnership purchased 341,686 Series D Preferred shares for $505,695 and a warrant for 170,843 Series D Preferred shares for $244,305. The pricing of this round indicated a $1,007,554 decrease in the fair value of the Partnership's Preferred shares.

R2 Technology, Inc.
-------------------

In May 1999, the company completed a round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $856,019 increase in the fair value of the Partnership's Preferred shares and warrants.

Sanarus Medical, Inc.
---------------------

In November 1999, the Partnership purchased 260,000 Series A Preferred shares for $390,000.

Simione Central Holdings, Inc. (formerly CareCentric Solutions, Inc.)
--------------------------------------------------------------------

In August 1999, CareCentric Solutions, Inc. was acquired by Simione Central Holdings, Inc. The Partnership received 68,576 Simione Series A Preferred shares and realized a loss of $224,611 on the sale.

Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle Biomedical Sciences, Inc., a privately held company. The Partnership received 254 Triangle common shares and a warrant for 254 Triangle common shares and realized a loss of $207,836 on the sale. In conjunction with the sale, the Partnership agreed to advance $30,000 to Naiad to settle outstanding liabilities for which the Partnership received 1,552 Triangle common shares and a warrant for 1,552 common shares.

Women.com Networks, Inc.
------------------------

In May 1999, the Partnership purchased 11,912 Series E Preferred shares for $119,120. In October 1999, the Company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted into 204,384 common shares.

WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 12,397 Series D Preferred shares for $75,002. In November 1999, the Partnership made an additional investment in the company by purchasing 45,392 Series E Preferred shares for $527,466. The pricing of these rounds, in which third parties participated, indicated a $584,472 increase in the fair value of the Partnership's existing investment in the company's Preferred shares and warrants at December 31, 1999.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made additional investments totaling $33,438 in venture capital limited partnerships during the year ended December 31, 1999. The Partnership received cash distributions totaling $329,551 from Spectrum Equity Investors L.P., CVM Equity Fund IV, Ltd., Trinity Ventures IV, L.P., El Dorado Ventures III, L.P. and O, W & W Pacrim Investments Limited. The Partnership received stock distributions of Pilot Network Services, Inc., TUT Systems, Inc., Horizon Organic Holding Corporation, Rogue Wave Software, Inc., Informix Corporation, PRI Automation, Inc. and Efficient Networks, Inc. with a fair value of $320,884. Distributions totaling $501,038 were recorded as realized gains and distributions totaling $149,397 were recorded as returns of capital.

The Partnership recorded a $295,487 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships, partially offset by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above primarily relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Simione Central Holdings, Inc. and Women.com Networks, Inc. shares are restricted.

5.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                      For the Years Ended December 31,
                                  ---------------------------------------
                                   1999            1998             1997
                                  ------          ------           ------

Increase (decrease) in fair
 value from cost of
 marketable equity
 securities                  $ 7,181,515      (2,758,285)     (2,245,008)

Increase in fair value from
 cost of non-marketable
 equity securities            12,155,370      19,171,791      16,519,372
                              ----------      ----------      ----------

  Net unrealized fair
   value increase from
   cost at end of year        19,336,885      16,413,506      14,274,364

  Net unrealized fair
   value increase from
   cost at beginning of year  16,413,506      14,274,364       5,701,534
                              ----------      ----------      ----------

Change in net unrealized
 fair value of equity
 investments                 $ 2,923,379       2,139,142       8,572,830
                              ==========      ==========      ==========


6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               1999             1998
                                              ------           ------
Balance, beginning of year                $       --            4,479

Secured notes receivable issued            2,324,957            2,766
Unsecured notes receivable issued            175,000               --
Repayments of notes receivable                    --           (2,766)
Secured notes converted to equity
 investments                                 (36,763)              --
Increase (decrease) in accrued interest      106,340           (4,479)
                                           ---------            -----
Balance, end of year                      $2,569,534               --
                                           =========            =====

The secured notes are collateralized by specific assets of the borrowing companies. The interest rate on notes receivable at December 31, 1999 ranged from 8.5% to 50%. All notes are due on demand.

7.     Cash and Cash Equivalents
       -------------------------
Cash and cash equivalents at December 31, 1999 and 1998, consisted of:

                                                1999                1998
                                             --------            --------
Demand accounts                            $3,419,708              14,093
Money-market accounts                       2,937,148               1,757
                                            ---------              ------
  Total                                    $6,356,856              15,850
                                            =========              ======

8.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At December 31, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $1,510,386 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The weighted-average interest rate for the year ended December 31, 1999 was 8.25% and interest expense was $7,031. The Partnership's investments in Valentis, Inc. (formerly Megabios Corp.) and Axys Pharmaceuticals, Inc. are pledged as collateral.

9.     Distributions
       -------------

In the second and third quarters of 1999, the Managing General Partners declared and paid a tax distribution to the General Partners totaling $1,244,602. In December 1999, the Managing General Partners declared a tax distribution for Unit holders as of December 31, 1999 totaling $5,412,980 (payable to each partner based on their proportionate share of partner capital), of which $86,914 and $5,326,066 ($13.32 per unit) was paid to the General Partners and Limited Partners, respectively, in February, 2000.

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

As of December 31, 1999, the Partnership had unfunded commitments as follows:

Type
----
Notes receivable                                       $  200,000
Equity investments                                        200,000
Equipment lease guarantees                                737,000
Venture capital limited partnership investments            21,975
                                                        ---------
     Total                                             $1,158,975
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

11. Subsequent Events
    -----------------

Subsequent to December 31, 1999, the Partnership sold publicly traded shares in six portfolio companies for proceeds totaling $15,721,330 and a realized gain of $13,585,781. The following table discloses details of the transactions:

                                                     Additional
                              12/31/99      Sale       Value     Realized
  Company                    Fair Value   Proceeds    Realized     Gain
-----------                  ----------   --------   ----------  --------
CV Therapeutics, Inc.       $  407,741     437,508      29,767    114,708
Efficient Networks, Inc.        64,487     109,365      44,878     34,111
Oxford GlycoSciences Plc     1,772,432   7,651,640   5,879,208  6,651,713
Pharmos Corporation            122,170     191,382      69,212    146,134
Pilot Network Services,
 Inc.                        4,259,590   5,324,390   1,064,800  5,039,837
Valentis, Inc.                 998,865   2,007,045   1,008,180  1,599,278
                             ---------  ----------   --------- ----------
    Total                   $7,625,285  15,721,330   8,096,045 13,585,781
                             =========  ==========   ========= ==========

Significant changes in the fair value of the Partnership's investments subsequent to December 31, 1999 are:

                                                            Increase
                                                           (Decrease)
                               12/31/99      03/20/00          in
  Company                     Fair Value    Fair Value     Fair Value
-----------                   ----------    ----------     ----------
Endocare, Inc.                $  414,286       957,957        543,671
Physiometrix, Inc.               947,169     5,808,950      4,861,781
Valentis, Inc.                 1,867,155     2,551,562        684,407
Women.com Networks, Inc.       2,215,011     1,552,041       (662,970)
                               ---------    ----------      ---------
    Total                     $5,443,621    10,870,510      5,426,889
                               =========    ==========      =========

The March 20, 2000 fair value is based on the closing price of the portfolio company's publicly traded common shares on that date, with an illiquidity discount for selling restrictions where applicable.
<TABLE/>




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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 2000    By:       /s/Michael Brenner
                              ----------------------------------
                                      Michael Brenner
                                      Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 29, 2000
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc.
and the General Partners of Technology Funding Ltd.


