Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2000-05-12
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2000              1999
                                             ------------      ------------
ASSETS

Equity investments (cost basis of
 $19,579,296 and $19,844,552 at
 2000 and 1999, respectively)                $45,921,355       39,181,437
Notes receivable, net (cost basis of
 $5,181,578 and $2,569,534 at 2000
 and 1999, respectively)                       5,181,578        2,569,534
                                              ----------       ----------
     Total investments                        51,102,933       41,750,971

Cash and cash equivalents                     14,115,339        6,356,856
Other assets                                      10,075            3,097
                                              ----------       ----------
     Total assets                            $65,228,347       48,110,924
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    67,073           56,565
Distributions payable to Limited and
 General Partners                                     --        5,412,980
Due to related parties                         1,000,764           27,609
                                              ----------       ----------
     Total liabilities                         1,067,837        5,497,154

Commitments, contingencies and
 subsequent events (Notes 2, 3, 7 and 8)

Partners' capital:
 Limited Partners (400,000 units outstanding) 59,065,654       41,595,012
 General Partners                              5,094,856        1,018,758
                                              ----------       ----------
     Total partners' capital                  64,160,510       42,613,770
                                              ----------       ----------
     Total liabilities and partners' capital $65,228,347       48,110,924
                                              ==========       ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31
                                      -----------------------------------
                                              2000          1999
                                           ---------      ---------
Income:
 Notes receivable interest               $  461,616          1,230
 Short-term interest income                  71,515             20
                                          ---------      ---------
   Total income                             533,131          1,250

Costs and expenses:
 Management fees                             61,972         72,395
 Individual General Partners'
  compensation                                6,497          7,169
 Operating expenses:
   Investment operations                     97,553        103,810
   Administrative and investor services     142,313        147,323
   Professional fees                         17,959         14,869
   Computer services                         39,708         30,721
   Interest expense                              --          7,031
                                         ----------      ---------
   Total operating expenses                 297,533        303,754
                                         ----------      ---------
   Total costs and expenses                 366,002        383,318
                                         ----------      ---------
Net operating income (loss)                 167,129       (382,068)

 Net realized gain sales of equity
  investments                            14,105,324      2,238,762
 Realized gain from venture capital
  limited partnership investments           219,012         82,496
                                         ----------      ---------

Net realized income                      14,491,465      1,939,190

 Change in net unrealized
  fair value of equity
  investments                             7,005,174      3,987,178
 Net unrealized gain on foreign currency
  transaction                                50,101             --
                                         ----------      ---------
Net income                              $21,546,740      5,926,368
                                         ==========      =========
Net income per Unit                     $     43.68          11.89
                                         ==========      =========

See accompanying notes to unaudited financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2000             1999
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                $    83,875               160
 Cash paid to vendors                        (99,523)         (126,410)
 Cash paid to related parties               (259,794)         (738,266)
 Interest paid                                    --            (7,031)
                                          ----------         ---------
  Net cash used by
   operating activities                     (275,442)         (871,547)
                                          ----------         ---------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                             16,184,476         1,090,338
 Purchase of equity investments             (840,445)         (100,066)
 Notes receivable issued                  (2,225,000)               --
 Repayments of notes receivable               58,761                --
 Distributions from venture capital
  limited partnership investments            219,012                --
                                          ----------         ---------
  Net cash provided by investing
   activities                             13,396,804           990,272
                                          ----------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --          (120,200)
 Distributions to Limited and General
  Partners                                (5,412,980)               --
                                          ----------         ---------
  Net cash used by financing activities   (5,412,980)         (120,200)
                                          ----------         ---------
Effect of exchange rate changes on cash
 and cash equivalents                         50,101                --
                                          ----------         ---------
Net increase (decrease) in cash and
 cash equivalents                          7,758,483            (1,475)

Cash and cash equivalents at
 beginning of year                         6,356,856            15,850
                                          ----------         ---------
Cash and cash equivalents
 at March 31                             $14,115,339            14,375
                                          ==========         =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2000             1999
                                           ---------         ---------

Reconciliation of net income
 to net cash used by
  operating activities:

Net income                               $21,546,740         5,926,368

Adjustments to reconcile net income
 to net cash used by
  operating activities:
   Net realized gain from
    sales of equity investments          (14,105,324)       (2,238,762)
   Realized gain from venture
    capital limited partnership
    investments                             (219,012)          (82,496)
   Change in net unrealized fair
    value of equity investments           (7,005,174)       (3,987,178)
   Net unrealized gain on foreign
    currency transaction                     (50,101)               --
Changes in:
 Accrued interest on notes receivable       (449,256)           (1,090)
 Accounts payable and accrued
  expenses                                    10,508           (14,138)
 Due to related parties                        3,155          (470,116)
 Other                                        (6,978)           (4,135)
                                          ----------         ---------
Net cash used by operating activities    $  (275,442)         (871,547)
                                          ==========         =========

Supplemental schedule of non-cash
  investing activity:

  Investment sales receivable            $        --         1,473,366
                                          ==========         =========
  Non-cash exercise of warrants          $    57,679                --
                                          ==========         =========
  Investment purchase costs payable to
   affiliated partnership                $   970,000                --
                                          ==========         =========

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Partners' Capital Reclassification
----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement. The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement from the inception of the Partnership. The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period. The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocation of the net unrealized fair value increase reclassified as of March 31, 1999 follows:
                                                  Net Unrealized
                                                    Fair Value
                                                     Increase
                            Limited     General    From Cost of
                            Partners    Partners   Investments      Total
                            --------    --------  --------------  ---------
Partners' capital,
 March 31, 1999,
 before reclassification  $22,357,229     18,922    20,400,684   42,776,835
Allocation of net
 unrealized fair value
 increase from cost        19,241,995  1,158,689   (20,400,684)          --
                           ----------  ---------    ----------   ----------
Partners' capital,
 March 31, 1999,
 as reclassified          $41,599,224  1,177,611            --   42,776,835
                           ==========  =========    ==========   ==========
2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:

                                              2000           1999
                                            --------       --------
Management fees                            $ 61,972         72,395
Reimbursable operating expenses             194,480        188,586
Individual General Partners' compensation     6,497          7,169

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $9,924 and $71,170 due from related parties at March 31, 2000 and December 31, 1999, respectively, for such reimbursable expenses.

Amounts payable for management fees were $40,688 and $26,283 at March 31, 2000, and December 31, 1999, respectively.

At December 31, 1999, the Partnership had a payable of $72,496 for investment sales proceeds due to an affiliated partnership. These monies were paid in the first quarter of 2000. At March 31, 2000, the Partnership had a payable of $970,000 for investment purchase costs due to an affiliated partnership. The monies were paid in May 2000.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair market value of $488,145.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1999, is in the 1999
Annual Report on Form 10-K.  Activity from January 1 through March 31, 2000, consisted of:

                                                                  January 1 through
                                                                   March 31, 2000
                                                  Principal      -------------------
                                                  Amount or
                                    Investment  Shares as of     Cost          Fair
Industry/Company        Position       Date    March 31, 2000    Basis         Value
----------------        --------    ---------- --------------    -----         -----

Balance at January 1, 2000                                    $19,844,552     39,181,437
                                                               ----------     ----------

Significant changes:

Biomedical
----------
Axys                    Common
 Pharmaceuticals, Inc.  shares         1995        37,855               0        137,679

Biotechnology
-------------
CV Therapeutics,        Common         1994-
 Inc.                   shares         1995             0        (322,800)      (407,741)

Communications
--------------
Efficient Networks,     Common
 Inc.                   shares         1999             0         (75,254)       (64,487)
eoSports, Incorporated  Preferred
 (a)                    shares         2000       652,000         652,000        652,000
Women.com Networks,     Common         1996-
 Inc. (a)               shares         1999       204,384               0       (506,525)

Computer Systems and Software
-----------------------------
Pilot Network           Common         1996-
 Services, Inc.         shares         1999             0        (284,553)    (4,259,590)

Medical
-------
ADESSO Specialty
 Services Organization, Preferred      1995-
 Inc. (a) (b)           shares         1997       808,543         188,446      6,885,985
ADESSO Specialty        Preferred share
 Services Organization, warrant at $1.00;
 Inc. (a) (b)           expiring 2001  1996        68,704               0        577,113
Endocare,               Common         1996-
 Inc. (b)               shares         1999        49,764               0        537,451
Oxford                  Common
 GlycoSciences Plc      shares         1993             0        (999,927)    (1,772,432)
Pharmadigm,             Preferred      1993-
 Inc. (a)               shares         1998       733,815               0     (1,042,018)
Pharmos                 Common
 Corporation            shares         1995             0         (45,248)      (122,170)
Physiometrix,           Common         1996-
 Inc. (b)               shares         2000       295,769          57,858      4,705,864
Resolution Sciences     Preferred
 Corporation (a)        shares         2000       485,000         970,000        970,000
Valentis,               Common         1994-
 Inc.                   shares         1995       196,274        (407,767)      (552,342)


Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests     various     $1,053,431            0      1,008,615
                                                               ----------      ---------
Total significant changes during the three
 months ended March 31, 2000                                     (267,245)     6,747,402

Other changes, net                                                  1,989         (7,484)
                                                               ----------     ----------

Total equity investments at March 31, 2000                    $19,579,296     45,921,355
                                                               ==========     ==========

Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.

(b)  Portfolio company is an affiliate of the Partnership;
     resale may be subject to certain selling restrictions.



Marketable Equity Securities
----------------------------

At March 31, 2000, and December 31, 1999, marketable equity securities had aggregate costs of $2,168,771 and $3,856,351, respectively, and aggregate market values of $9,228,109 and $11,037,866, respectively. The net unrealized gains at March 31, 2000 and December 31, 1999 included gross gains of $7,271,374 and $7,545,809, respectively.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 11,217 Series E Preferred shares for $188,446. The pricing of this round, in which third parties participated, indicated a $7,274,652 increase in the fair value of the Partnership's investment in the company's preferred shares and preferred share warrants.

CV Therapeutics, Inc.
---------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $437,508 and realized a gain of $114,708.

Efficient Networks, Inc.
------------------------

In February, 2000, the Partnership sold its entire investment in the company for proceeds of $109,365 and realized a gain of $34,111.

eoSports, Incorporated
----------------------

In March 2000, the Partnership purchased 652,000 Series A Preferred shares in the company for $652,000.

Oxford GlycoSciences Plc
------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $8,108,374 and realized a gain of $7,108,447.

Pharmadigm, Inc.
----------------

In March 2000, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $1,046,833 decrease in the fair value of the Partnership's investment.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $191,382 and realized a gain of $146,134.

Physiometrix, Inc.
------------------

In March 2000, the Partnership net exercised a common share warrant for 13,525 shares at $6.60 each and received 8,748 common shares with a cost basis of $57,858. The Partnership realized a gain of $57,679 on the warrant exercise.

Subsequent to March 31, 2000, the fair value of the Partnership's investment in the company decreased by $1,955,920 as a result of a decrease in the publicly traded market price on May 8, 2000.

Pilot Network Services, Inc.
----------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $5,324,389 and realized a gain of $5,039,836.

Resolution Sciences Corporation
-------------------------------

In February 2000, the Partnership purchased 485,000 Series C Preferred shares for $970,000.

Simione Central Holdings, Inc.
------------------------------

In March 2000, the company's shareholders approved a one-for-five reverse stock split in order to meet requirements to maintain the company's listing on the Nasdaq National Market.

Valentis, Inc.
--------------

In March 2000, the Partnership sold 105,000 common shares in the company for proceeds of $2,013,434 and realized a gain of $1,605,667.

Subsequent to March 31, 2000, the fair value of the Partnership's investment in the company decreased by $718,952 as a result of a decrease in the publicly traded market price on May 8, 2000.


Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $219,012 from El Dorado Ventures III, L.P., Colorado Venture Management IV and Spectrum Equity Investors limited partnerships. These distributions were recorded as realized gains. The Partnership recorded a $1,008,615 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Simione Central Holdings, Inc. and Women.com Networks, Inc. investments are restricted.

Subsequent to March 31, 2000, the fair value of the Partnership's investment in Women.com Networks, Inc. decreased by $765,766 as a result of a decrease in the publicly traded market price on May 8, 2000.


4.  Notes Receivable
    ----------------

Activity from January 1 through March 31 consisted of:

                                                             2000
                                                           ---------
Balance at January 1                                      $2,569,534

Notes receivable issued                                    2,225,000
Repayments of notes receivable                               (58,761)
Change in interest receivable                                445,805
                                                           ---------
Balance at March 31                                       $5,181,578
                                                           =========

The interest rate on notes receivable at March 31, 2000 ranged from 8.5% to 50%. All notes are due on demand.

There were no notes receivable outstanding at January 1 and March 31, 1999.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2000, and December 31, 1999 consisted of:

                                                  2000           1999
                                                --------        ------
Demand accounts                              $   140,770      3,419,708
Money-market accounts                         13,974,569      2,937,148
                                              ----------      ---------
 Total                                       $14,115,339      6,356,856
                                              ==========      =========

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At March 31, 2000, the borrowing capacity of this account, which fluctuates based on collateral value, was $1,261,814 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The Partnership's investments in Axys Pharmaceuticals, Inc. and Valentis, Inc. are pledged as collateral.

7.     Distributions
       -------------

In the first quarter of 2000, a tax distribution of $5,412,980 declared in 1999 was paid to General and Limited Partners. Subsequent to March 31, 2000, a quarterly tax distribution was declared and paid to General Partners totaling $1,935,574.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 2000 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                    $  225,000
Equity investments                                     200,000
Equipment lease guarantees                             737,000
Venture capital limited partnership investments         21,975
                                                     ---------
     Total                                          $1,183,975
                                                     =========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $275,442. The Partnership paid management fees of $47,567 to the Managing General Partners and reimbursed related parties for operating expenses of $133,234. The Partnership also paid investment sales proceeds of $72,496 to an affiliated partnership. In addition, $6,497 was paid to the Individual General Partners as compensation for their services and other operating expenses of $99,523 were paid. Interest income of $83,875 was received.

During the three months ended March 31, 2000, the Partnership funded equity investments of $840,445 to portfolio companies in the communications and medical industries; additional equity investment purchase costs of $970,000 were payable to an affiliated partnership at March 31, 2000. Proceeds from sales of equity investments provided cash of $16,184,476. The Partnership funded $2,225,000 in notes receivable to portfolio companies in the computer systems and software and industrial/business automation industries. Repayments of notes receivable were $58,761. The Partnership received cash distributions from venture capital limited partnerships totaling $219,012. As of March 31, 2000, the Partnership's unfunded commitments totaled $1,183,975 as discussed in Note 8 to the financial statements. Tax distributions totaling $5,412,980 were paid to General and Limited Partners.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $1,261,814 and there were no outstanding borrowings at March 31, 2000. The Partnership's investments in Axys Pharmaceuticals, Inc. and Valentis, Inc. are pledged as collateral.

Cash and cash equivalents at March 31, 2000, were $14,115,339. Cash reserves, future interest income on short-term investments and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months. Subsequent to March 31, 2000, a quarterly tax distribution totaling $1,935,574 was declared and paid to the General Partners.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $21,546,740 and $5,926,368 for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to a $11,866,562 increase in net realized gain from equity investment sales, a $3,017,996 increase in the net unrealized fair value of equity investments, a $531,881 increase in interest income and a $136,516 increase in net realized gain from venture capital limited partnerships.

For the quarter ended March 31, 2000, net realized gains from equity investment sales of $14,105,324 primarily related to sales of shares in Pilot Network Services, Inc. ("Pilot"), Oxford GlycoSciences Plc and Valentis, Inc. (See Note 3.) During the same period in 1999, realized gains of $2,238,762, related mainly to the sale of 175,000 common shares of Pilot.

During the three months ended March 31, 2000, the increase in fair value of equity investments of $7,005,174 was primarily due to increases in portfolio companies in the medical industry along with increases in the venture capital limited partnerships, partially offset by investment sales and a decrease in the communications industry. During the same period in 1999, the increase in fair value of equity investments of $3,987,178 was primarily due to an increase in Pilot's publicly traded market price and the removal of a discount for selling restrictions which expired in February 1999.

For the quarter ended March 31, 2000, interest income of $533,131 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $1,250.

During the quarter ended March 31, 2000 the Partnership recorded net realized gains from venture capital limited partnership investments of $219,012. During the same period in 1999, there were gains of $82,496.
The gains represented distributions from profits of venture capital limited partnerships.

Total operating expenses were $297,533 and $303,754 for the quarters ended March 31, 2000 and 1999, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 2000       By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Vice President