Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2000-08-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                          (unaudited)
                                            June 30,       December 31,
                                              2000             1999
                                          ------------     ------------
ASSETS

Equity investments (cost basis of
 $21,661,565 and $19,844,552 at
 2000 and 1999, respectively)              $28,278,336       39,181,437
Notes receivable, net (cost basis of
 $4,830,277 and $2,569,534 at 2000
 and 1999, respectively)                     3,159,225        2,569,534
                                            ----------       ----------
     Total investments                      31,437,561       41,750,971

Cash and cash equivalents                    9,814,912        6,356,856
Other assets                                     6,232            3,097
                                            ----------       ----------
     Total assets                          $41,258,705       48,110,924
                                            ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    30,258           56,565
Distributions payable to Limited and
 General Partners                                   --        5,412,980
Due to related parties                         111,026           27,609
                                            ----------       ----------
     Total liabilities                         141,284        5,497,154

Commitments, contingencies and
 subsequent events (Notes 2, 3 and 8)

Partners' capital:
 Limited Partners
 (400,000 units outstanding)                42,289,691       41,595,012
 General Partners                           (1,172,270)       1,018,758
                                            ----------       ----------
     Total partners' capital                41,117,421       42,613,770
                                            ----------       ----------
     Total liabilities and partners'
      capital                              $41,258,705       48,110,924
                                            ==========       ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three                  For the Six
                                                 Months Ended                  Months Ended
                                                   June 30,                      June 30,
                                           ------------------------       ----------------------
                                             2000           1999            2000         1999
                                             ----           ----            ----         ----
Income:
 Notes receivable interest             $    430,127          6,646         891,743        7,896
 Short-term investment interest              99,845         49,350         171,360       49,350
                                         ----------      ---------      ----------    ---------
     Total income                           529,972         55,996       1,063,103       57,246

Costs and expenses:
 Management fees                             61,972         65,905         123,944      138,300
 Individual General Partners'
  compensation                               15,311         10,368          21,808       17,537
 Operating expenses:
   Investment operations                    353,327         84,062         450,880      187,872
   Administrative and investor services     192,342        189,413         334,655      336,736
   Professional fees                         16,644         54,795          34,603       69,664
   Computer services                         41,414         32,052          81,122       62,773
   Interest expense                              --             --              --        7,031
   Expenses absorbed by General Partners   (306,399)            --        (306,399)          --
                                         ----------      ---------      ----------    ---------
     Total operating expenses               297,328        360,322         594,861      664,076
                                         ----------      ---------      ----------    ---------
     Total costs and expenses               374,611        436,595         740,613      819,913
                                         ----------      ---------      ----------    ---------
Net operating income (loss)                 155,361       (380,599)        322,490     (762,667)


Net realized (loss) gain from
 sales of equity investments                 (6,644)     5,827,804      14,098,680    8,066,566
Realized loss from investment
 write-downs                                     --       (227,226)             --     (227,226)
Realized gain from venture capital
 limited partnership investments            316,990         69,995         536,002      152,491
Net realized loss on foreign currency      (126,781)            --        (126,781)          --
                                         ----------      ---------      ----------    ---------
Net realized income                         338,926      5,289,974      14,830,391    7,229,164

 Change in net unrealized
  fair value:
   Equity investments                   (19,725,288)    (4,018,241)    (12,720,114)     (31,063)
   Notes receivable                      (1,671,052)            --      (1,671,052)          --
 Net unrealized loss on foreign
  currency                                  (50,101)            --              --           --
                                         ----------      ---------      ----------    ---------
Net (loss) income                      $(21,107,515)     1,271,733         439,225    7,198 101
                                         ==========      =========      ==========    =========
Net (loss) income per Unit             $     (41.94)          2.53            1.74        14.42
                                         ==========      =========      ==========    =========

See accompanying notes to unaudited financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              2000             1999
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                $   194,526            49,492
 Cash paid to vendors                       (244,559)         (249,035)
 Cash paid to related parties               (442,079)         (987,200)
 Interest paid                                    --            (7,031)
                                          ----------         ---------
  Net cash used by
   operating activities                     (492,112)       (1,193,774)
                                          ----------         ---------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                             16,194,007         8,685,164
 Purchase of equity investments           (3,334,956)         (359,684)
 Notes receivable issued                  (2,750,000)         (211,763)
 Repayments of notes receivable            1,095,707                --
 Distributions from venture capital
  limited partnership investments            220,745             9,303
                                          ----------         ---------
  Net cash provided by
   investing activities                   11,425,503         8,123,020
                                          ----------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --          (120,200)
 Distributions to Limited and General
  Partners                                (7,348,554)         (548,932)
                                          ----------         ---------
  Net cash used by financing activities   (7,348,554)         (669,132)
                                          ----------         ---------
Effect of exchange rate changes on
 cash and cash equivalents                  (126,781)               --
                                          ----------         ---------
Net increase in cash and
 cash equivalents                          3,458,056         6,260,114

Cash and cash equivalents at
 beginning of year                         6,356,856            15,850
                                          ----------         ---------
Cash and cash equivalents
 at June 30                              $ 9,814,912         6,275,964
                                          ==========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              2000             1999
                                           ---------         ---------
Reconciliation of net income to
 net cash used by operating activities:

Net income                               $   439,225         7,198,101

Adjustments to reconcile net income
 to net cash used by operating
 activities:
 Net realized gain from sales of
  equity investments                     (14,098,680)       (8,066,566)
 Realized loss from investment
  write-downs                                     --           227,226
 Realized gain from venture capital
  limited partnership investments           (536,002)         (152,491)
 Change in net unrealized fair value:
  Equity investments                      12,720,114            31,063
  Notes receivable                         1,671,052                --
 Net realized loss on foreign currency
  transaction                                126,781                --

Changes in:
 Accrued interest on notes receivable       (868,577)           (7,754)
 Accounts payable and accrued expenses       (26,307)           15,570
 Due to related parties                       83,417          (432,511)
 Other                                        (3,135)           (6,412)
                                          ----------         ---------
Net cash used by operating activities    $  (492,112)       (1,193,774)
                                          ==========         =========
Supplemental schedule of non-cash
 investing activity:

 Non-cash exercise of warrants           $    57,679                --
                                          ==========         =========

Supplemental schedule of non-cash
 financing activity:

 Distributions payable to General
  Partners                               $        --           451,068
                                          ==========         =========

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

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

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

Under the direction and control of the Independent General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. Any change in fair value which results from the revision in estimating procedures is reported as a change in accounting estimate. The valuation procedures have been revised and updated by the Managing General Partners, and have been reflected in the June 30, 2000 financial statements. A change in accounting estimate of $24,340,376 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation procedures and is included in the "Change in net unrealized fair value" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the company may reasonably expect to receive if sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

The fair value of all other investments is determined in good faith by the Managing General Partners under the delegated authority of the Independent General Partners after consideration of available, relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition on a current sale. Inherent in the good faith determination of fair value of these investments is the selection of a reasonable period for orderly disposition. As the Partnership nears the end of its life, the available period for disposition necessarily shortens. Other significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value.

At June 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $19,187,086 and $26,910,090, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Managing General Partners amounted to $7,076,466 and $3,649,757 at June 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:

                                              2000           1999
                                            --------       --------
Management fees                            $123,944        138,300
Reimbursable operating expenses             686,143        398,852
Individual General Partners' compensation    21,808         17,537
Expenses absorbed by General Partners      (306,399)            --


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $90,369 due to related parties for such reimbursable expenses at June 30, 2000, compared to $71,170 due from related parties at December 31, 1999.

Amounts payable for management fees were $20,657 and $26,283 at June 30, 2000, and December 31, 1999, respectively.

At December 31, 1999, the Partnership had a payable of $72,496 for investment sales proceeds due to an affiliated partnership. These monies were paid in the first quarter of 2000. There were no amounts due to affiliated partnerships at June 30, 2000.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. For the six months ended June 30, 2000, operating expenses absorbed by the Managing General Partners totaled $306,399. There were no operating expenses absorbed for the six months ended June 30, 1999.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair market value of $263,123.

3.     Equity Investments
       ------------------

At June 30, 2000, equity investments consisted of:
                                                                    June 30, 2000
                                                  Principal      -------------------
                                                  Amount or
Industry (1)/                Investment         Shares as of     Cost           Fair
Company          Position       Date            June 30, 2000    Basis          Value
---------------- --------    ----------         -------------    -----          -----

Biomedical--0.5%
----------------
Axys
 Pharmaceuticals,Common
 Inc.            shares         1995                37,855      $500,000       213,426
ConjuChem Inc.   Preferred
 (a)             share warrants                    aggregate
                 at exercise                       purchase
                 price TBD;                        price
                 expiring 2001  1996               $29,689             0             0
                                                              ----------    ----------
                                                                 500,000       213,426
                                                              ----------    ----------

Biotechnology--6.1%
-------------------
Molecular
 Geriatrics      Common
 Corporation (a) shares         1993                47,170       250,000        33,019
Prolinx, Inc.(a) Preferred      1995-
                 shares         1999             1,888,287     2,514,022     2,265,945

Prolinx, Inc.    Common and
 (a)             Preferred share
                 warrants at
                 $.0001-$.05;   1998-
                 expiring 2004  1999                   TBD       247,949       201,595
                                                              ----------    ----------
                                                               3,011,971     2,500,559
                                                              ----------    ----------

Communications--2.4%
--------------------
Efficient        Common
 Networks, Inc.  shares         2000                 1,901       315,257       120,476
eoSports,        Preferred
 Incorporated(a) shares         2000               652,000       652,000       260,800
Positive
 Communications, Preferred      1994-
 Inc.(a)         shares         1999               200,022       252,028        37,804
Positive
 Communications, Common
 Inc.(a)         shares         1999               303,599     1,076,011        57,380
Positive         Common share
 Communications, warrants at
 Inc.(a)         $.50; expiring
                 2001           1996                 9,246            10         1,054
Women.com        Common         1996-
 Networks, Inc.  shares         1999               204,384       499,457       527,310
                                                              ----------    ----------
                                                               2,794,763     1,004,824
                                                              ----------    ----------

Computer Systems and Software--1.1%
-----------------------------------
Ascent Logic     Preferred
 Corporation(a)  shares         1992               425,532       396,000        14,894
Ascent Logic     Common
 Corporation(a)  shares         1997                36,443        23,796         1,276
AudioBasket.com, Preferred
 Inc. (a)        shares         2000               632,912     1,000,000       400,000

Lynk Systems,    Common
 Inc.(a)         shares         1998               105,000        38,500        47,250
                                                              ----------    ----------
                                                               1,458,296       463,420
                                                              ----------    ----------

Environmental--0.0%
-------------------
Triangle
 Biomedical
 Sciences,       Common
 Inc.(a)         shares         1999                 1,806        35,560        12,642
Triangle         Common
 Biomedical      share warrants
 Sciences,       at $28.00;
 Inc.(a)         expiring 2009  1999                 1,806         1,806           452
                                                              ----------    ----------
                                                                  37,366        13,094
                                                              ----------    ----------

Industrial/Business Automation--1.3%
------------------------------------
Portable Energy
 Products, Inc.  Preferred      1995-
 (a) (b)         shares         2000             6,264,062     2,477,628       501,125
Portable Energy  Common and
 Products, Inc.  Preferred share
  (a) (b)        warrants at
                 $.06-$1.00;
                 expiring       1996-
                 2001-2004      1999             1,139,118         4,186        23,906
PRI Automation,  Common
 Inc.            shares         1999                    10           451           618
                                                              ----------    ----------
                                                               2,482,265       525,649
                                                              ----------    ----------

Information Technology--1.7%
----------------------------
WorldRes, Inc.   Preferred      1997-
 (a) (b)         shares         1999               117,127       819,652       680,515

WorldRes, Inc.   Preferred
 (a) (b)         share warrants
                 at $3.70-$4.63;
                 expiring       1997-
                 2002-2003      1998                 6,479            62        22,762
                                                              ----------    ----------
                                                                 819,714       703,277
                                                              ----------    ----------

Medical--45.8%
--------------
Acusphere, Inc.  Preferred      1995-
 (a)             shares         1997               377,531       762,499       717,309
ADESSO Specialty
 Services
 Organization    Preferred      1995-
 Inc.(a) (b)     shares         2000               808,543     2,024,445     6,791,761
ADESSO Specialty Preferred
 Services        share warrant
 Organization    at $1.00;
 Inc.(a)(b)      expiring 2001  1996                68,704             0       542,762
Biex, Inc.       Preferred      1993-
 (a) (b)         shares         1999               644,279       678,409       135,681
Biex, Inc.       Preferred
 (a) (b)         share warrant
                 at $0.01;
                 expiring
                 2005           2000                 7,688             0             0
Biex, Inc.       Convertible
 (a) (b)         note (2)       2000               $15,377        15,495         3,099
Endocare, Inc.   Common         1996-
 (b)             shares         1999                49,764       163,874       453,798
Intella
 Interventional  Common
 Systems, Inc.   shares         1993                   584             0             0
Intella
 Interventional  Preferred
 Systems, Inc.   shares         1993                   304             0             0
Periodontix,     Preferred      1993-
 Inc.(a)         shares         1999               339,253       556,001       305,328

Periodontix,     Common share
 Inc.(a)         warrant
                 at $2.25;
                 expiring
                 2004-2006      1999                24,667             0             0
Periodontix,     Convertible
 Inc.(a)         notes (2)      1999              $173,000       189,402        75,760
Pharmadigm,      Preferred      1993-
 Inc.(a)         shares         1998               733,815     1,079,396       293,526
Pharmadigm,      Preferred
 Inc.(a)         share warrants
                 at $2.00-$2.50;
                 expiring 2000- 1995-
                 2001           1997                21,083             0             0
Pherin
 Pharmaceuticals,Preferred
 Inc.(a)         shares         1991               200,000       200,000       371,000
Physiometrix,    Common         1996-
 Inc.(b)         shares         2000               295,769       726,415     6,065,808
R2 Technology,   Preferred      1994-
 Inc.(a)         shares         1996               468,541       537,080       342,891
R2 Technology,   Preferred
 Inc.(a)         share warrant
                 at $2.00;
                 expiring 2000  1995                 9,667             0         2,929
Resolution
 Sciences        Preferred
 Corporation (a) shares         2000               485,000       970,000       388,000
Sanarus Medical, Preferred
 Inc.(a)(b)      shares         1999               260,000       390,000       156,000
Simione Central
 Holdings, Inc.  Common
 (a)             shares         1999                13,715       206,718        29,550
Valentis, Inc.   Common         1994-
                 shares         1995               196,274       762,234     2,154,108
                                                              ----------    ----------
                                                               9,261,968    18,829,310
                                                              ----------    ----------

Microelectronics--3.7%
----------------------
Tessera, Inc.(a) Preferred
                 shares         1992               666,666       500,000     1,499,999
Tessera, Inc.(a) Common
                 shares         1997                72,754        56,500        32,739
                                                              ----------    ----------
                                                                 556,500     1,532,738
                                                              ----------    ----------

Retail/Consumer Products--0.0%
------------------------------
YES!
 Entertainment   Common
 Corporation     shares         1995                55,555             0             0
                                                               ---------    ----------
                                                                       0             0
                                                               ---------    ----------

Venture Capital Limited Partnership Investments--6.1%
-----------------------------------------------------
CVM Equity       Ltd.
 Fund IV, Ltd(a) Partnership
                 interests     various            $150,000        76,436        58,806
El Dorado        Ltd.
 Ventures III,   Partnership
 L.P. (a)        interests     various            $250,000       212,460     1,073,254
O,W&W Pacrim     Ltd.
 Investments     Partnership
 Limited (a)     interests     various                 400        25,905       249,665
Spectrum Equity  Ltd.
 Investors,      Partnership
 L.P.(a)         interests     various            $478,025       376,107     1,014,505
Trinity Ventures Ltd.
  IV, L.P.(a)    Partnership
                 interests     various            $175,006        47,814        95,809
                                                              ----------    ----------
                                                                 738,722     2,492,039
                                                              ----------    ----------
Total equity investments--68.7%                              $21,661,565    28,278,336
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/00.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 6.5% to 8%.



All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the six months ended June 30, 2000 are as follows:

Acusphere, Inc.
---------------

In April 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in this round.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 11,217 Series E Preferred shares for $188,446.

AudioBasket.com, Inc.
---------------------

In June 2000, the Partnership purchased 632,912 Series B Preferred shares for $1,000,000.

CV Therapeutics, Inc.
---------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $437,508 and realized a gain of $114,708.

Efficient Networks, Inc.
------------------------

In February, 2000, the Partnership sold 951 common shares in the company for proceeds of $109,365 and realized a gain of $34,111.

eoSports, Incorporated
----------------------

In March 2000, the Partnership purchased 652,000 Series A Preferred shares in the company for $652,000.

Oxford GlycoSciences Plc
------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $8,108,374 and realized a gain of $7,108,447.

Pharmadigm, Inc.
----------------

In March 2000, the company completed a new round of financing at a lower valuation. The Partnership did not participate in this round.


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

In July 2000, the Partnership sold 156,613 common shares in the company for proceeds of $4,189,399 and realized a gain of $3,731,468.

Pilot Network Services, Inc.
----------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $5,324,389 and realized a gain of $5,039,836.

Prolinx, Inc.
-------------

In June 2000, the Partnership purchased 86,378 Series E Preferred shares for $259,134.

Portable Energy Products, Inc.
------------------------------

In May 2000, the company converted a line of credit extended by the Partnership totaling $255,108, including principal and interest, into 1,275,540 Series C Preferred shares. In addition, the Partnership purchased 1,250,000 Series C Preferred shares for $250,000.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $220,745 from El Dorado Ventures III, L.P., Colorado Venture Management IV and Spectrum Equity Investors limited partnerships. The Partnership received a stock distribution of Efficient Networks, Inc. with a fair value of $315,257. These distributions were recorded as realized gains. The Partnership recorded a $1,270,831 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.

Marketable Equity Securities
----------------------------

At June 30, 2000, marketable equity securities had aggregate costs of $2,077,399 and aggregate market values of $3,015,938. The net unrealized gains at June 30, 2000 included gross gains of $1,520,334.

4.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                              2000                1999
                                            --------            --------
Balance at January 1                      $2,569,534                   --

Notes receivable issued                    2,750,000              211,763
Repayments of notes receivable            (1,095,707)                  --
Notes and interest converted to
 equity investments                         (255,108)                  --
Change in interest receivable                861,558                2,705
Change in allowance for loan losses       (1,671,052)                  --
                                           ---------              -------
Total notes receivable, net
 at June 30                               $3,159,225              214,468
                                           =========              =======

The interest rate on notes receivable at June 30, 2000 ranged from 8.5% to 50%. All notes are due on demand.

In 2000, the Partnership recorded a $1,671,052 decrease in the fair value of notes receivable from portfolio companies in the computer equipment and industrial/business automation industries based on the fair value of the notes as determined in good faith by the Managing General Partners.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2000, and December 31, 1999 consisted of:


                                                  2000           1999
                                                --------        ------
Demand accounts                               $  286,977      3,419,708
Money-market accounts                          9,527,935      2,937,148
                                               ---------      ---------
 Total                                        $9,814,912      6,356,856
                                               =========      =========

6.     Distributions
       -------------

In the quarter ended June 30, 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners.

7.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At June 30, 2000, the borrowing capacity of this account, which fluctuates based on collateral value, was $1,183,767 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The Partnership's investments in Axys Pharmaceuticals, Inc. and Valentis, Inc. are pledged as collateral.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2000 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                    $  500,000
Equity investments                                   1,500,000
Equipment lease guarantees                             737,000
Venture capital limited partnership investments         21,975
                                                     ---------
     Total                                          $2,758,975
                                                     =========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon on the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the six months ended June 30, 2000, net cash used by operating activities totaled $492,112. The Partnership paid management fees of $129,570 to the Managing General Partners and reimbursed related parties for operating expenses of $218,205. The Partnership also paid investment sales proceeds of $72,496 to an affiliated partnership. In addition, $21,808 was paid to the Individual General Partners as compensation for their services and other operating expenses of $244,559 were paid. Interest income of $194,526 was received.

During the six months ended June 30, 2000, the Partnership funded equity investments of $3,334,956 primarily to portfolio companies in the computer systems and software, communications and medical industries. Proceeds from sales of equity investments provided cash of $16,194,007. The Partnership funded $2,750,000 in notes receivable to portfolio companies in the computer systems and software and industrial/business automation industries. Repayments of notes receivable were $1,095,707. The Partnership received cash distributions from venture capital limited partnerships totaling $220,745. As of June 30, 2000, the Partnership's unfunded commitments totaled $2,758,975 as discussed in Note 7 to the financial statements. Tax distributions totaling $7,348,554 were paid to General and Limited Partners.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $1,183,767 and there were no outstanding borrowings at June 30, 2000. The Partnership's investments in Axys Pharmaceuticals, Inc. and Valentis, Inc. are pledged as collateral.

Cash and cash equivalents at June 30, 2000, were $9,814,912. Cash reserves, future interest income on short-term investments and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $21,107,515 for the quarter ended June 30, 2000, compared to net income of $1,271,733 for the corresponding period in 1999. The change was primarily due to a $15,707,047 decrease in the net unrealized fair value of equity investments, a $5,834,448 decrease in net realized gain from equity investment sales and a $1,671,052 decrease in the net unrealized fair value of notes receivable, partially offset by a $473,976 increase in interest income, a $246,995 increase in realized gain from venture capital limited partnerships and a $227,226 decrease in realized losses from investment write-downs.

During the quarter ended June 30, 2000, the decrease in fair value of equity investments of $19,725,288 was primarily due to a decrease in fair value of equity investments of $22,669,324 for the change in accounting estimate discussed in Note 1 to the financial statements. In addition, there were decreases in portfolio companies in the communications industry, partially offset by increases in the biotechnology and medical industries. During the same period in 1999, the decrease in fair value of equity investments of $4,018,241 was primarily due to the sale of common shares in Pilot Network Services, Inc. ("Pilot"), partially offset by increases in portfolio companies in the communications and medical industries.

For the quarter ended June 30, 2000, net realized loss from equity investment sales was $6,644. During the same period in 1999, net realized gains from equity investment sales of $5,827,804 primarily related to the sale of 335,000 common shares of Pilot.

During the quarter ended June 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $1,671,052 for the change in accounting estimate discussed in Note 1 to the financial statements. There was no such amount recorded for the corresponding period in 1999.

For the quarter ended June 30, 2000, interest income of $529,972 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $55,996.

During the quarter ended June 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $316,990. During the same period in 1999, there were gains of $69,995. The gains represented distribution from profits of venture capital limited partnerships.

Realized loss from investment write-downs totaled $227,226 in the quarter ended June 30, 1999. The loss primarily related to a portfolio company in the medical industry. There were no losses in the quarter ended June 30, 2000.

Total operating expenses were $297,328 and $360,322 for the quarters ended June 30, 2000 and 1999, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $306,399 and $0 for the quarters ended June 30, 2000 and 1999, respectively. Had the limitation not been in effect, operating expenses would have been $603,727 and $360,322 during the quarters ended June 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the three months ended June 30, 2000 and 1999 would have been $101,293 and $390,000, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net income was $439,225 and $7,198,101 for the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily due to a $12,689,051 decrease in the net unrealized fair value of equity investments and a $1,671,052 decrease in the net unrealized fair value of notes receivable, partially offset by a $6,032,114 increase in net realized gain from sales of equity investments, a $1,005,857 increase in interest income, a $383,511 increase in net realized gain from venture capital limited partnership investments and a $227,226 decrease in realized losses from investment write-downs.

During the six months ended June 30, 2000, the decrease in fair value of equity investments of $12,720,114 was primarily due to a decrease in fair value of equity investments of $22,669,324 for the change in accounting estimate discussed in Note 1 to the financial statements. In addition, there were decreases in portfolio companies in the communications industry and the sale of Pilot common shares, offset by increases in the medical and biotechnology industries along with increases in the venture capital limited partnerships. During the same period in 1999, the decrease of $31,063 was primarily due to the sale of Pilot common shares, partially offset by increases in portfolio companies in the communications and medical industries.

During the six months ended June 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $1,671,052 for the change in accounting estimate discussed in Note 1 to the financial statements. There was no such amount recorded for the same period in 1999.

For the six months ended June 30, 2000, realized gains from sales of equity investments of $14,098,680 primarily related to sales of shares in Pilot, Oxford GlycoSciences Plc, and Valentis, Inc. (See Note 3.) During the same period in 1999, realized gains from sales of equity investments were $8,066,566 primarily related to the sale of 510,000 common shares of Pilot.

For the six months ended June 30, 2000, interest income of $1,063,103 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $57,246.

During the six months ended June 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $536,002. During the same period in 1999, there were gains of $152,491. The gains represented distributions from profits of venture capital limited partnerships.

Realized losses from investment write-downs totaled $227,226 in the six months ended June 30, 1999. The loss primarily related to a portfolio company in the medical industry. There were no losses in the six months ended June 30, 2000.

Total operating expenses were $594,861 and $664,076 for the six months ended June 30, 2000 and 1999, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $306,399 and $0 for the six months ended June 30, 2000 and 1999, respectively. Had the limitation not been in effect, operating expenses would have been $901,260 and $664,076 during the six months ended June 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the six months ended June 30, 2000 and 1999 would have been $398,826 and $717,523, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 14, 2000    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited