Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2000-11-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                          (unaudited)
                                         September 30,      December 31,
                                              2000             1999
                                         ------------       -----------
ASSETS

Equity investments, at fair value
 (cost basis of $22,931,472 and
 $19,844,552 at 2000 and 1999,
 respectively)                             $21,122,651       39,181,437
Notes receivable, at fair value
 (cost basis of $5,627,172 and
 $2,569,534 at 2000 and 1999,
 respectively)                                 180,643        2,569,534
                                            ----------       ----------
     Total investments                      21,303,294       41,750,971

Cash and cash equivalents                   12,544,157        6,356,856
Other assets                                     9,862            3,097
                                            ----------       ----------
     Total assets                          $33,857,313       48,110,924
                                            ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    49,064           56,565
Distributions payable to Limited and
 General Partners                                   --        5,412,980
Due to related parties                          87,988           27,609
                                            ----------       ----------
     Total liabilities                         137,052        5,497,154

Commitments and contingencies

Partners' capital:
 Limited Partners
 (400,000 units outstanding)                36,367,926       41,595,012
 General Partners                           (2,647,665)       1,018,758
                                            ----------       ----------
     Total partners' capital                33,720,261       42,613,770
                                            ----------       ----------
     Total liabilities and partners'
      capital                              $33,857,313       48,110,924
                                            ==========       ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three                  For the Nine
                                                Months Ended                   Months Ended
                                                September 30,                  September 30,
                                           ------------------------       ----------------------
                                             2000           1999            2000         1999
                                             ----           ----            ----         ----
Income:
 Notes receivable interest              $   524,910         13,518       1,416,653       21,414
 Short-term investment interest             155,745         53,533         327,105      102,883
                                          ---------      ---------      ----------    ---------
     Total income                           680,655         67,051       1,743,758      124,297

Costs and expenses:
 Management fees                             61,972         68,170         185,916      206,470
 Individual General Partners'
  compensation                                6,102          8,337          27,910       25,874
 Operating expenses:
   Investment operations                    128,114         73,210         578,994      261,082
   Administrative and investor services     183,227        171,071         517,882      507,807
   Professional fees                         43,741         14,314          78,344       83,978
   Computer services                         48,785         40,446         129,907      103,219
   Interest expense                              --             --              --        7,031
   Expenses absorbed by General
    Partners                               (246,410)       (88,226)       (552,809)     (88,226)
                                          ---------      ---------      ----------    ---------
     Total operating expenses               157,457        210,815         752,318      874,891
                                          ---------      ---------      ----------    ---------
     Total costs and expenses               225,531        287,322         966,144    1,107,235
                                          ---------      ---------      ----------    ---------
Net operating income (loss)                 455,124       (220,271)        777,614     (982,938)


Net realized gain (loss) from
 sales of equity investments              3,847,202     (1,665,091)     17,945,882    6,176,864
Realized losses from investment
 write-downs                                     --             --              --       (2,615)
Realized gain from venture capital
 limited partnership investments            501,583        135,739       1,037,585      288,230
Net realized loss on foreign currency            --             --        (126,781)          --
                                          ---------      ---------      ----------    ---------
Net realized income (loss)                4,803,909     (1,749,623)     19,634,300    5,479,541

 Change in net unrealized
  fair value:
   Equity investments                    (8,425,592)     1,083,088     (21,145,706)   1,052,025
   Notes receivable                      (3,775,477)            --      (5,446,529)          --
                                          ---------      ---------      ----------    ---------
Net (loss) income                       $(7,397,160)      (666,535)     (6,957,935)   6,531,566
                                          =========      =========      ==========    =========
Net (loss) income per unit              $    (14.81)         (1.21)         (13.07)       13.21
                                          =========      =========      ==========    =========

See accompanying notes to unaudited financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                           ---------------------------
                                              2000             1999
                                           ---------         ---------
Cash flows from operating activities:
 Interest income received                 $  356,021           103,024
 Cash paid to vendors                       (370,857)         (324,496)
 Cash paid to related parties               (549,174)       (1,354,965)
 Interest paid                                    --            (7,031)
                                          ----------         ---------
  Net cash used by
   operating activities                     (564,010)       (1,583,468)
                                          ----------         ---------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                             20,458,593         9,194,975
 Purchase of equity investments           (4,609,956)         (434,371)
 Notes receivable issued                  (3,250,000)         (211,763)
 Repayments of notes receivable            1,110,465                --
 Distributions from venture capital
  limited partnership investments            517,544           200,511
                                          ----------         ---------
  Net cash provided by
   investing activities                   14,226,646         8,749,352
                                          ----------         ---------
Cash flows from financing activities:
 Repayment of short-term
  borrowings, net                                 --          (120,200)
 Distribution to Limited and
  General Partners                        (7,348,554)       (1,244,602)
                                          ----------         ---------
  Net cash used by financing
   activities                             (7,348,554)       (1,364,802)
                                          ----------         ---------
Effect of exchange rate changes on
 cash and cash equivalents                  (126,781)               --
                                          ----------         ---------
Net increase in cash and
 cash equivalents                          6,187,301         5,801,082
Cash and cash equivalents at
 beginning of year                         6,356,856            15,850
                                          ----------         ---------
Cash and cash equivalents
 at September 30                         $12,544,157         5,816,932
                                          ==========         =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                           ---------------------------
                                              2000             1999
                                           ---------         ---------

Reconciliation of net (loss)
  income to net cash used by
  operating activities:

Net (loss) income                       $ (6,957,935)        6,531,566

Adjustments to reconcile net (loss)
 income to net cash used by
  operating activities:
   Net realized gain from sales of
    equity investments                   (17,945,882)       (6,176,864)
   Realized losses from investment
    write-downs                                   --             2,615
   Realized gain from venture
    capital limited partnership
    investments                           (1,037,585)         (288,230)
   Change in net unrealized fair
    value:
     Equity investments                   21,145,706        (1,052,025)
     Notes receivable                      5,446,529                --
   Net realized loss on foreign
    currency transaction                     126,781                --

Changes in:
 Accrued interest on notes receivable     (1,387,737)          (21,273)
 Due to/from related parties                  60,379          (634,607)
 Other                                       (14,266)           55,350
                                          ----------         ---------
Net cash used by operating activities    $  (564,010)       (1,583,468)
                                          ==========         =========

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

Under the direction and control of the Independent General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and updated by the Managing General Partners in the quarter ended June 30, 2000. A change in fair value of $24,340,376 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation methodology and is included in the "Change in net unrealized fair value" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the Partnership may reasonably expect to receive if the investments were sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

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

At September 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $12,763,409 and $26,910,090, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Managing General Partners amounted to $3,676,879 and $3,649,757 at September 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.     Related Party Transactions
       --------------------------
Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                              2000           1999
                                            --------       --------
Management fees                            $185,916        206,470
Reimbursable operating expenses             948,536        576,240
Individual General Partners' compensation    27,910         25,874
Expenses absorbed by General Partners      (552,809)       (88,226)


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $67,331 due to related parties for such reimbursable expenses at September 30, 2000, compared to $71,170 due from related parties at December 31, 1999.

Amounts payable for management fees were $20,657 and $26,283 at September 30, 2000, and December 31, 1999, respectively. Management fees are 1% per annum of adjusted capital contributions.

At December 31, 1999, the Partnership had a payable of $72,496 for investment sales proceeds due to an affiliated partnership. These monies were paid in the first quarter of 2000. There were no amounts due to affiliated partnerships at September 30, 2000.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay the Managing General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions. For the nine months ended September 30, 2000, operating expenses absorbed by the Managing General Partners totaled $552,809. In the corresponding period in 1999, operating expenses absorbed totaled $88,226.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair value of $252,149.

3.     Equity Investments
       ------------------

At September 30, 2000, equity investments consisted of:
                                                                  September 30, 2000
                                                  Principal       ------------------
                                                  Amount or
Industry (1)/                Investment         Shares as of     Cost           Fair
Company          Position       Date         September 30, 2000  Basis          Value
---------------- --------    ----------      ------------------  -----          -----

Biomedical--0.7%
----------------
Axys
 Pharmaceuticals,Common
 Inc.            shares         1995                37,855   $   500,000       244,884
ConjuChem Inc.   Preferred
 (a)             share warrants                    aggregate
                 at exercise                       purchase
                 price TBD;                        price
                 expiring 2001  1996               $29,689             0             0
                                                              ----------    ----------
                                                                 500,000       244,884
                                                              ----------    ----------

Biotechnology--7.7%
-------------------
CV Therapeutics, Common
 Inc.            shares         2000                 1,200        24,007        89,737
Molecular
 Geriatrics      Common
 Corporation (a) shares         1993                47,170       250,000        33,019
Prolinx, Inc.(a) Preferred      1995-
                 shares         2000             1,888,287     2,514,022     2,265,945

Prolinx, Inc.    Common and
 (a)             Preferred share
                 warrants at
                 $.0001-$.05;   1998-
                 expiring 2004  1999                   TBD       247,949       201,595
                                                              ----------    ----------
                                                               3,035,978     2,590,296
                                                              ----------    ----------

Communications--2.3%
--------------------
Efficient        Common
 Networks, Inc.  shares         2000                 1,901       315,257        69,577
eoSports,        Preferred
 Incorporated(a) shares         2000               652,000       652,000       163,000
Illuminet        Common
 Holdings, Inc.  shares         2000                 3,591       178,667        99,112
Positive
 Communications, Preferred
 Inc.(a)         shares         1999               200,801       253,008        37,951
Positive
 Communications, Common
 Inc.(a)         shares         1999               303,599     1,076,011        57,380
Positive         Common share
 Communications, warrants at
 Inc.(a)         $.50; expiring
                 2001           1996                 9,246            10         1,054
SpectraSite      Common
 Holdings, Inc.  shares         2000                 2,356        51,017        39,964
Women.com        Common         1996-
 Networks, Inc.  shares         1999               204,384       499,457       311,603
                                                              ----------    ----------
                                                               3,025,427       779,641
                                                              ----------    ----------

Computer Systems and Software--1.4%
-----------------------------------
Ascent Logic     Preferred
 Corporation(a)  shares         1992               425,532       396,000        14,894
Ascent Logic     Common
 Corporation(a)  shares         1997                36,443        23,795         1,276

AudioBasket.com, Preferred
 Inc. (a)        shares         2000               632,912     1,000,000       400,000
Lynk Systems,    Common
 Inc.(a)         shares         1998               105,000        38,500        47,250
                                                              ----------    ----------
                                                               1,458,295       463,420
                                                              ----------    ----------

Environmental--0.1%
-------------------
Triangle
 Biomedical
 Sciences,       Common
 Inc.(a)         shares         1999                 1,806        35,560        20,227
Triangle         Common
 Biomedical      share warrants
 Sciences,       at $28.00;
 Inc.(a)         expiring 2009  1999                 1,806         1,806           723
                                                              ----------    ----------
                                                                  37,366        20,950
                                                              ----------    ----------

Industrial/Business Automation--1.8%
------------------------------------
Portable Energy
 Products, Inc.  Preferred      1995-
 (a) (b)         shares         2000             7,269,056     2,678,636       581,524
Portable Energy  Common and
 Products, Inc.  Preferred share
  (a) (b)        warrants at
                 $.06-$1.00;
                 expiring       1996-
                 2001-2004      1999             1,139,118         4,186        23,906
PRI Automation,  Common
 Inc.            shares         1999                    10           451           190
                                                              ----------    ----------
                                                               2,683,273       605,620
                                                              ----------    ----------

Information Technology--1.7%
----------------------------
WorldRes, Inc.   Preferred      1997-
 (a) (b)         shares         1999               117,127       819,652       544,411
WorldRes, Inc.   Preferred
 (a) (b)         share warrants
                 at $3.70-$4.63;
                 expiring       1997-
                 2002-2003      1998                 6,479            62        18,210
                                                              ----------    ----------
                                                                 819,714       562,621
                                                              ----------    ----------

Medical--36.2%
--------------
Acusphere, Inc.  Preferred      1995-
 (a)             shares         1997               377,531       762,499     1,075,963
ADESSO Specialty
 Services
 Organization    Preferred      1995-
 Inc.(a) (b)     shares         2000               808,543     2,024,445     3,395,880
ADESSO Specialty Preferred
 Services        share warrant
 Organization    at $1.00;
 Inc.(a)(b)      expiring 2001  1996                68,704             0       271,381
Atherotech,      Preferred
 Inc.(a)(b)      shares         2000               587,500     1,175,000       587,500
Biex, Inc.       Preferred      1993-
 (a) (b)         shares         2000               650,187       693,770       138,753
Biex, Inc.       Preferred
 (a) (b)         share warrant
                 at $0.01;
                 expiring
                 2005           2000                10,642            15             3
Endocare, Inc.   Common         1996-
 (b)             shares         1999                49,764       163,874       463,751
Intella
 Interventional  Common
 Systems, Inc.   shares         1993                   584             0             0
Periodontix,     Preferred      1993-
 Inc.(a)         shares         1999               339,253       556,001       152,664

Periodontix,     Common share
 Inc.(a)         warrants
                 at $2.25;
                 expiring       1999-
                 2004-2006      2000                24,667             0             0
Periodontix,     Convertible    1999-
 Inc.(a)         notes (2)      2000              $273,000       295,047        59,012
Pharmadigm,      Preferred      1993-
 Inc.(a)         shares         1998               733,815     1,079,396       293,526
Pharmadigm,      Preferred
 Inc.(a)         share warrants
                 at $2.00-$2.50;
                 expiring 2000- 1995-
                 2001           1996                21,083             0             0
Pherin
 Pharmaceuticals,Preferred
 Inc.(a)         shares         1991               200,000       200,000       371,000
Physiometrix,    Common         1996-
 Inc.            shares         2000               139,769       285,023     2,868,060
R2 Technology,   Preferred      1994-
 Inc.(a)         shares         1996               468,541       537,080       342,891
R2 Technology,   Preferred
 Inc.(a)         share warrant
                 at $2.00;
                 expiring 2000  1995                 9,667             0         2,929
Resolution
 Sciences        Preferred
 Corporation (a) shares         2000               485,000       970,000       388,000
Sanarus Medical, Preferred
 Inc.(a)(b)      shares         1999               260,000       390,000       156,000
Simione Central
 Holdings, Inc.  Common
 (a)             shares         1999                13,715       206,718        33,465
Valentis, Inc.   Common         1994-
                 shares         1995               196,274       762,234     1,607,092
                                                              ----------    ----------
                                                              10,101,102    12,207,870
                                                              ----------    ----------

Microelectronics--5.1%
----------------------
Tessera, Inc.(a) Preferred
                 shares         1992               666,666       500,000     1,666,665
Tessera, Inc.(a) Common
                 shares         1997                72,754        56,500        36,377
                                                              ----------    ----------
                                                                 556,500     1,703,042
                                                              ----------    ----------

Retail/Consumer Products--0.0%
------------------------------
YES!
 Entertainment   Common
 Corporation     shares         1995                55,555             0             0
                                                               ---------    ----------
                                                                       0             0
                                                               ---------    ----------

Venture Capital Limited Partnership Investments--5.8%
-----------------------------------------------------
CVM Equity       Ltd.
 Fund IV, Ltd(a) Partnership
                 interests     various            $150,000        76,436        58,806
El Dorado        Ltd.
 Ventures III,   Partnership
 L.P. (a)        interests     various            $250,000       212,460       864,250
O,W&W Pacrim     Ltd.
 Investments     Partnership
 Limited (a)     interests     various                 400         1,000       263,115
Spectrum Equity  Ltd.
 Investors,      Partnership
 L.P.(a)         interests     various            $478,025       376,107       690,973
Trinity Ventures Ltd.
  IV, L.P.(a)    Partnership
                 interests     various            $175,006        47,814        67,163
                                                              ----------    ----------
                                                                 713,817     1,944,307
                                                              ----------    ----------
Total equity investments--62.8%                              $22,931,472    21,122,651
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 09/30/00.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 8% to 12%.



All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the nine months ended September 30, 2000 are as follows:

Acusphere, Inc.
---------------

In April 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in this round.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 11,217 Series E Preferred shares for $188,446.

Atherotech, Inc.
----------------

In August 2000, the Partnership purchased 587,500 Series B Preferred shares for $1,175,000.

AudioBasket.com, Inc.
---------------------

In June 2000, the Partnership purchased 632,912 Series B Preferred shares for $1,000,000.

CV Therapeutics, Inc.
---------------------

In January 2000, the Partnership sold 16,204 common shares in the company for proceeds of $437,508 and realized a gain of $114,708.

In September 2000, the Partnership net exercised a common share warrant for 3,200 shares at $20.00 each and received 2,194 common shares with a cost basis of $43,887. The Partnership realized a gain of $43,887 on the warrant exercise.

In September 2000, the Partnership sold 994 common shares for proceeds of $79,517 and realized a gain of $59,637.

In October 2000, the Partnership sold the remaining 1,200 common shares for proceeds of $95,997 and realized a gain of $71,990.

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

Periodontix, Inc.
-----------------

In July 2000, the Partnership funded a convertible note to the company in the amount of $100,000, with an interest rate of 8% and a maturity date of July 26, 2001.

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

In July 2000, the Partnership sold 156,000 common shares in the company for proceeds of $4,172,861 and realized a gain of $3,731,468.

In July 2000, an officer of the Managing General Partners exercised options for 1,875 common shares which were immediately sold. (See Note 2.) The Partnership's proportionate share of the realized gain was $11,863.

Pilot Network Services, Inc.
----------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $5,324,389 and realized a gain of $5,039,836.

Prolinx, Inc.
-------------

In June 2000, the Partnership purchased 86,378 Series E Preferred shares for $259,134.


Portable Energy Products, Inc.
------------------------------

In May 2000, the company converted a line of credit extended by the Partnership totaling $261,298, including principal and interest, into 1,306,445 Series C Preferred shares. In addition, the Partnership purchased 1,250,000 Series C Preferred shares for $250,000.

In August 2000, the company converted unsecured notes funded by the Partnership totaling $194,818, including principal and interest, into 974,089 Series C Preferred shares.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $517,544 from El Dorado Ventures III, L.P., Colorado Venture Management IV, O,W&W Pacrim Investments Limited and Spectrum Equity Investors, $24,900 of which were recorded as returns of capital and the remaining recorded as realized gains. The Partnership received stock distributions of Efficient Networks, Inc., Illuminet Holdings, Inc. and SpectraSite Holdings, Inc. with fair values totaling $544,941. These distributions were recorded as realized gains. The Partnership recorded a $748,006 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.

Marketable Equity Securities
----------------------------

At September 30, 2000, marketable equity securities had aggregate costs of $2,616,113 and aggregate market values of $5,330,219. The net unrealized gain at September 30, 2000 included gross gains of $3,507,340.


4.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                              2000                1999
                                            --------            --------
Balance at January 1                      $2,569,534                   --

Notes receivable issued                    3,250,000              211,763
Repayments of notes receivable            (1,110,465)                  --
Notes and interest converted to
 equity investments                         (456,116)             (36,763)
Change in interest receivable              1,374,219                6,197
Change in allowance for loan losses       (5,446,529)                  --
                                           ---------              -------
Total notes receivable, net
 at September 30                          $  180,643              181,197
                                           =========              =======

The interest rate on notes receivable at September 30, 2000 ranged from 16% to 50%. All notes are due on demand.

During 2000, the Partnership issued notes receivable totaling $3,000,000 to a portfolio company in the computer equipment industry in addition to the notes receivable totaling $2,000,000 issued to the same company in the fourth quarter of 1999. In the second quarter of 2000, the company repaid
$1,000,000 of this amount. Interest income on these notes for the nine months ended September 30, 2000 totals $1,354,861 and interest receivable, which is due on demand, totals $1,446,529 at September 30, 2000. In determining fair value as of September 30, 2000, the Managing General
Partners gave consideration to deterioration in the company's performance during the quarter ended September 30, 2000 as a result of business, technical, financing and legal challenges, the company's financial position at September 30, 2000 and its ability to obtain critical additional financing, and, as a result, recorded a $5,446,529 decrease in the fair value of notes and interest receivable. The company is actively exploring opportunities for additional financing and should they ultimately be successful, the impact on the Partnership's fair value would likely be positive. Because of the inherent uncertainties involved in predicting the outcome of the company's ability to obtain additional financing, the estimated fair value at September 30, 2000 may differ significantly from a value that would have been used had the outcome of the company's efforts been known, and the difference could be material.


5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2000, and December 31, 1999 consisted of:

                                                  2000           1999
                                                --------        ------
Demand accounts                              $    85,599      3,419,708
Money-market accounts                         12,458,558      2,937,148
                                              ----------      ---------
 Total                                       $12,544,157      6,356,856
                                              ==========      =========

6.     Distributions
       -------------

In the quarter ended June 30, 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 2000 the Partnership had the following unfunded commitments:

TYPE
----
Equity investments                                    $ 68,704
Equipment lease guarantees                             737,000
Venture capital limited partnership investments         21,975
                                                       -------
     Total                                            $827,679
                                                       =======

8.     Subsequent Events
       -----------------

On November 8, 2000, a proxy statement and ballot were mailed to the Limited Partners of record on the close of business October 31, 2000 along with a notice of the tri-annual meeting of Limited Partners to be held on December 8, 2000. Items to be voted upon include the following:

(1) The election of three Individual General Partners to serve each for a three-year term;

(2) The election of two Managing General Partners to serve each for a three-year term;

(3) Ratification of the Individual General Partners' appointment of Arthur Andersen LLP as independent certified public accountants of the Partnership;

(4) The amendment of Article 2, Section (n) of the Partnership Agreement to delete references to "Controlling Person" in the definition of "General Partner Overhead" so that the salary and fringe benefits of a Controlling Person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership;

(5) The amendment of Article 4.01(c) of the Partnership Agreement to remove the limit on reimbursement of operational costs to the Managing General Partners or their affiliates;

(6) The amendment of Article 1.03 of the Partnership Agreement to clarify the Partnership's investment objective;

(7) The amendment of Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (the "Act");

(8) Such other matters as may properly come before the Meeting or any adjournment thereof.

If approved, the changes proposed in Items 4 and 5 would become effective as of January 1, 2000 and would result in additional expense to the Partnership of approximately $144,764 and $620,000, respectively, for the year ending December 31, 2000.


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

During the nine months ended September 30, 2000, net cash used by operating activities totaled $564,010. The Partnership paid management fees of $191,542 to the Managing General Partners and reimbursed related parties for operating expenses of $257,226. The Partnership also paid investment sales proceeds of $72,496 to an affiliated partnership. In addition, $27,910 was paid to the Individual General Partners as compensation for their services and other operating expenses of $370,857 were paid. Interest income of $356,021 was received.

During the nine months ended September 30, 2000, the Partnership funded equity investments of $4,609,956 primarily to portfolio companies in the computer systems and software, communications and medical industries. Proceeds from sales of equity investments provided cash of $20,458,593. The Partnership funded $3,250,000 in notes receivable to portfolio companies in the computer systems and software and industrial/business automation industries. Repayments of notes receivable were $1,110,465. The Partnership received cash distributions from venture capital limited partnerships totaling $517,544. As of September 30, 2000, the Partnership's unfunded commitments totaled $827,679 as discussed in Note 7 to the financial statements. Tax distributions totaling $7,348,554 were paid to General and Limited Partners.

Cash and cash equivalents at September 30, 2000, were $12,544,157. Cash reserves, future interest income on short-term investments and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the
    --------------------------------------------------------
    preceding year
    --------------

Net losses were $7,397,160 and $666,535 for the quarters ended September 30, 2000 and 1999, respectively. The decrease was primarily due to a $9,508,680 decrease in the change in net unrealized fair value of equity investments and a $3,775,477 decrease in the change in net unrealized fair value of notes receivable, partially offset by a $5,512,293 increase in net realized gain from sales of equity investments, a $613,604 increase in interest income and a $365,844 increase in net realized gain from venture capital limited partnerships.

During the quarter ended September 30, 2000, the decrease in fair value of equity investments of $8,425,592 was primarily due to decreases in portfolio companies in the communications and medical industries along with decreases in the venture capital limited partnership investments and a decrease due to the sale of Physiometrix, Inc. common shares. During the same period in 1999, the increase in fair value of equity investments of $1,083,088 was primarily due to increases in portfolio companies in the biotechnology and medical industries.

During the quarter ended September 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $3,775,477 which primarily related to a decrease in a portfolio company in the computer equipment, systems and software industry. There was no change in fair value for the corresponding period in 1999.

For the quarter ended September 30, 2000, net realized gain from equity investment sales of $3,847,202 primarily related to the sale of Physiometrix, Inc. (See Note 3.). During the same period in 1999, net realized loss from equity investment sales of $1,665,091 primarily related to the sales of the Partnership's investments in Avalon Imaging, Inc., CV Therapeutics, Inc. and Naiad Technology, Inc.

For the quarter ended September 30, 2000, interest income of $680,655 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $67,051.

Net realized gain from venture capital limited partnerships totaled $501,583 and $135,739 in the quarters ended September 30, 2000 and 1999, respectively. The gain represented distributions from profits of venture capital limited partnerships.

Total operating expenses were $157,457 and $210,815 for the quarters ended September 30, 2000 and 1999, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $246,410 and $88,226 for the quarters ended September 30, 2000 and 1999, respectively. Had the limitation not been in effect, operating expenses would have been $403,867 and $299,041 during the quarters ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years and had the expense limitation not been in effect, operating expenses for the quarter ended September 30, 2000 and 1999 would have been $403,867 and $317,130, respectively. The increase is primarily attributable to increased investment monitoring activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net loss was $6,957,935 for the nine months ended September 30, 2000, as compared to net income of $6,531,566 for the nine months ended September 30, 1999. The decrease was primarily due to a $22,197,731 decrease in the change in net unrealized fair value of equity investments and a $5,446,529 decrease in the change in net unrealized fair value of notes receivable, partially offset by a $11,769,018 increase in net realized gain from sales of equity investments, a $1,619,461 increase in interest income and a $749,355 increase in net realized gain from venture capital limited partnerships.

During the nine months ended September 30, 2000, the decrease in fair value of equity investments of $21,145,706 was primarily due to decrease in fair value of equity investments of $22,669,324 as discussed in Note 1 to the financial statements. In addition, there were decreases in portfolio companies in the communications industry and a decrease due to the sale of Pilot Network Services, Inc. (Pilot) and Physiometrix, Inc. common shares, partially offset by increases in the biotechnology and medical industries along with increases in the venture capital limited partnership investments. During the same period in 1999, the increase in fair value of equity investments of $1,052,025 was primarily due to increases in portfolio companies in the biotechnology, communications and medical industries, partially offset by a decrease due to the sale of Pilot shares.

During the nine months ended September 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $5,446,529, of which $1,671,052 related to the change in valuation methodology discussed in Note 1 to the financial statements and the remainder primarily related to a decrease in a portfolio company in the computer equipment, systems and software industry. There was no change in fair value for the same period in 1999.

For the nine months ended September 30, 2000, realized gains from sales of equity investments of $17,945,882 primarily related to sales of shares in Pilot, Oxford GlycoSciences Plc, Physiometrix, Inc. and Valentis, Inc.
(See Note 3.) During the same period in 1999, realized gains from sales of equity investments of $6,176,864 were primarily due to the gain on the sale of 510,000 common shares of Pilot. This gain was partially offset by losses on the sale of the Partnership's investments in Avalon Imaging, Inc., CV Therapeutics, Inc., CareCentric Solutions, Inc. and Naiad Technologies, Inc.

For the nine months ended September 30, 2000, interest income of $1,743,758 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $124,297.

During the nine months ended September 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $1,037,585. During the same period in 1999, there were gains of $288,230. The gains represented distributions from profits of venture capital limited partnerships.

Total operating expenses were $752,318 and $874,891 for the nine months ended September 30, 2000 and 1999, respectively. As explained in Note 2 to the financial statements, the Managing General Partners absorbed $552,809 and $88,226 for the nine months ended September 30, 2000 and 1999, respectively. Had the limitation not been in effect, operating expenses would have been $1,305,127 and $963,117 during the nine months ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years and had the expense limitation not been in effect, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $1,109,092 and $1,034,653, respectively. The increase is primarily attributable to increased investment monitoring activity and the related administrative costs.



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership's independent accountants. A Form 8-K/A was filed by the Partnership on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

     A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2000  By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited