Form 10-K
period 2000-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2001-03-30
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2000

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                             94-3094910
-------------------------------    ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)

2000 Alameda de las Pulgas, offices)                   (Zip Code)
Suite 250
San Mateo, California                                          94403
---------------------------------------                     --------
(Address of principal executive
                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests (Units) exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on December 8, 2000 are incorporated by reference into
Part III of this Form 10-K where indicated.
Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership) is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. For the period from June 26, 1989, through May of 1990, the Partnership was inactive. The Partnership commenced selling units of limited partnership interest (Units) in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's original contributed capital was $40,040,046 consisting of $40,000,000 from Limited Partners for 400,000 units and $40,046 from the General Partners, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The General Partners do not own any units.

The principal investment objectives of the Partnership are long-term capital appreciation from venture capital investments in new and developing companies and preservation of Limited Partner capital through risk management and active involvement with such companies (portfolio companies). The Partnership's investments in portfolio companies primarily consist of equity securities such as common and preferred shares, but also include debt convertible into equity securities and warrants and options to acquire equity securities. Although venture capital investments offer the opportunity for significant gains, such investments involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies in an early stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel. There is no ready market for many of the Partnership's investments. The Partnership's investments in portfolio companies are generally subject to restrictions on sale because they were acquired from the issuer in private placement transactions or because the Partnership is an affiliate of the issuer.

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company as that term is defined in the Act. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002 pursuant to unanimous approval by the Independent General Partners in 1999.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. An arbitrator has been selected and a hearing has been scheduled. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A meeting of the Limited Partners of the Partnership was held on December 8, 2000. At that meeting, the Limited Partners elected three Individual General Partners, each for a three-year term:
Ben H. Crawford, Ph.D. (392,471 Units voting for, 7,529 Units voting against or abstaining), Harry E. Kitch (392,501 Units voting for, 7,499 Units voting against or abstaining) and Afred
E. Osborne, Jr., Ph.D. (392,261 Units voting for, 7,739 Units voting against or abstaining). Two Managing General Partners were also elected, each for a three-year term: Technology Funding Inc. (393,215 Units voting for, 6,785 voting against or abstaining) and Technology Funding Limited (393,300 Units voting for, 6,700 voting against or abstaining). The Limited Partners also ratified the selection of Arthur Andersen LLP as independent public accountants (386,923 Units voting for, 2,775 Units voting against and 10,302 Units abstaining). In addition, the Limited Partners approved: (1) an amendment to Article 2, Section (n) of the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership (331,994 Units voting for, 48,409 Units voting against and 19,597 Units abstaining), (2) an amendment to Article 4.01(c) of the Partnership Agreement to remove the limit on reimbursement of operational costs to the Managing General Partners or their affiliates (311,294 Units voting for, 69,509 Units voting against and 19,197 Units abstaining), (3) an amendment to
Article 1.03 of the Partnership Agreement to clarify that the Partnership's investment objective is to maximize long-term capital appreciation for the Limited Partners up to and including the final day of the Partnership's operations prior to dissolution (376,725 Units voting for, 11,839 Units voting against and 11,436 Units abstaining), and (4) an amendment to
Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (375,851 Units voting for, 10,317 Units voting against and 13,832 Units abstaining).

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 2000, there were 6,609 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                               -----------------------------------------------------------------
                                 2000         1999           1998           1997          1996
                               --------     --------       --------       --------      --------
Total interest income       $ 1,994,791      290,090         16,681        109,168       177,557
Total dividend income                --           --             --        280,010            --
Net investment loss            (770,603)    (933,174)    (1,792,028)      (678,851)   (1,796,650)
Net realized gain from
 sales of equity
 investments                 17,309,822    9,932,257          5,305      3,781,057     2,174,495
Realized losses from
  impairment write-downs       (693,782)      (2,615)    (3,375,003)    (1,059,212)   (4,049,697)
Recoveries from
 investments previously
 written-off                         --           --             --             --        23,922
Net realized gain from
 venture capital limited
 partnership investments      1,183,654      501,038        237,354         38,757        22,997
Net realized loss on
 foreign currency              (126,781)          --             --             --            --
(Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments        (27,693,162)   2,923,379      2,139,142      8,572,830     2,019,333
  Notes receivable           (5,481,033)          --             --             --       955,000
  Other investments                  --           --        265,720       (265,720)           --
Net (decrease) increase in
 partners' capital resulting
 from operations            (16,271,885)  12,420,885     (2,519,510)    10,388,861      (650,600)
Net (decrease) increase in
 partners' capital resulting
 from operations
 per Unit (1)                    (34.76)       25.20          (6.14)         25.77         (1.61)
Total assets                 27,637,794   48,110,924     37,702,090     39,415,870    29,077,479
Distributions declared        1,935,574    6,657,582             --             --            --
Distributions declared
 per Unit (2)                        --        13.32             --             --            --

(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net increase (decrease) in partners' capital resulting from operations per Unit.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the year ended December 31, 2000, net cash used by operating activities totaled $1,330,976. The Partnership paid management fees of $253,514 to the Managing General Partners and reimbursed related parties for operating expenses of $982,163. The Partnership also paid investment sales proceeds of $72,496 to an affiliated partnership. In addition, $42,321 was paid to the Individual General Partners as compensation for their services. Other operating expenses and interest expense of $528,165 and $1,720 were paid, respectively. The Partnership received $549,403 in interest income.

In 2000, equity investments of $5,826,031 were funded primarily to portfolio companies in the computer systems and software, communications and medical industries and notes receivable of $3,250,000 were issued primarily to portfolio companies in the computer systems and software and industrial/business automation industries. Proceeds from the sale of equity investments were $20,829,278 and note repayments provided $1,118,684. Cash distributions of $538,956 were received from venture capital limited partnership investments. Proceeds from short-term borrowings totaled $2,300,000 in 2000. Distributions totaling $7,348,554 were paid to General and Limited Partners. At December 31, 2000, the Partnership had commitments to fund additional investments totaling $827,679.

Cash and cash equivalents at December 31, 2000, were $13,261,432, $2,300,000 of which was pledged as collateral for short-term borrowings. The Partnership's short-term borrowing of $2,300,000 accrues interest at a commercial financial institution's prime rate, which was 9.5% at December 31, 2000, and is due on March 31, 2001. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2000 compared to 1999
---------------------

The net decrease in partners' capital resulting from operations was $16,271,885 in 2000, compared to a net increase in partners' capital resulting from operations of $12,420,885 in 1999. The change was primarily due to increased unrealized depreciation on equity investments and notes receivable, increased operating expenses and an increase in realized losses from impairment write-downs on investments, partially offset by an increase in net realized gain from sales of equity investments, increased interest income and an increase in net realized gain from venture capital limited partnerships.

Unrealized depreciation on equity investments was $8,356,277 at December 31, 2000, compared to unrealized appreciation on equity investments of $19,336,885 at December 31, 1999. During the year ending December 31, 2000, the net decrease in unrealized appreciation of $27,693,162 was primarily attributable to a $22,669,324 decrease in fair value of equity investments to reflect revisions to the valuation methodology as discussed in Note 1 to the financial statements. Equity investments sold during 2000 resulted in a $5,842,062 decrease in unrealized appreciation as the appreciation was realized upon sale. The remaining change is primarily attributable to an increase in the public share price of Physiometrix, Inc., partially offset by unfavorable events and market conditions for portfolio companies in the communications, information technology and medical/biotechnology industries. During 1999, the net increase in unrealized appreciation of equity investments of $2,923,379 was primarily due to portfolio companies in the communications, medical and information technology industries.

Unrealized depreciation on notes receivable investments was $5,481,033 and $0 at December 31, 2000 and 1999,
respectively. During 2000, the Partnership recorded a change in unrealized depreciation of notes receivable of $5,481,033 primarily related to loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry. Based on events at the portfolio company, the Managing General Partners believe the notes and accrued interest totaling $5,446,528 have a fair value of $0.

Operating expenses were $2,425,185 and $912,604 for 2000 and 1999, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners absorbed $259,468 in 1999 for operating expenses in excess of 1% of total Limited Partner capital contributions. At a meeting on December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $1,361,571 in 2000. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years and had the expense limitation not been in effect in 1999, operating expenses for 2000 and 1999 would have been $2,229,150 and $1,265,482, respectively. In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $124,691.

During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $693,782, which represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. During 1999, realized loss from impairment write-downs was $2,615.

During 2000, net realized gain from sales of equity investments of $17,309,822 primarily related to sales of shares in Pilot Network Services, Inc., Oxford GlycoSciences Plc, Physiometrix, Inc. and Valentis, Inc. During 1999, the net realized gain from sales of equity investments of $9,932,257 resulted primarily from the sale of shares in Pilot Network Services, Inc., partially offset by a loss on the sale of Avalon Imaging, Inc.

In 2000, interest income of $1,944,791 was primarily due to interest earned on secured notes receivable and higher cash balances. During 1999, interest income was $290,090.

Net realized gain from venture capital limited partnerships totaled $1,183,654 and $501,038 in 2000 and 1999, respectively. The gains represented distributions from profits of venture capital limited partnerships.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


1999 compared to 1998
---------------------

The net increase in partners' capital resulting from operations was $12,420,885 in 1999, compared to a net decrease in partners' capital resulting from operations of $2,519,510 in 1998. The increase was primarily due to an increase in net realized gain from sales of equity investments, a decrease in realized losses from impairment write-downs on investments, an increase in the net unrealized appreciation of investments, a decrease in total operating expenses, an increase in total income and an increase in net realized gain from venture capital limited partnerships.

During the year ending December 31, 1999, the net realized gain from sales of equity investments of $9,932,257 resulted primarily from the sale of shares in Pilot Network Services, Inc., partially offset by a loss on the sale of Avalon Imaging, Inc. The net realized gain from sales of equity investments in 1998 was $5,305.

During 1999, realized loss from impairment write-downs on investments was $2,615. During 1998, realized loss from impairment write-downs of $3,375,003 was primarily attributable to investments in Conversion Technologies
International, Inc., ConjuChem, Inc., Yes! Entertainment
Corporation and Transphase Systems, Inc.

Unrealized appreciation on equity investments was $19,336,885 and $16,413,506 at December 31, 1999 and 1998, respectively. During 1999, the net increase in unrealized appreciation on investments of $2,923,379 was primarily due to portfolio companies in the communications, medical and information technology industries, partially offset by decreases due to the investment sales discussed above. During 1998, the net increase in unrealized appreciation on investments of $2,404,862 was primarily due to portfolio companies in the environmental, computer systems and software, and biomedical industries, partially offset by decreases in the medical and industrial/business automation industries.

Total operating expenses were $912,604 and $1,461,981 for 1999 and 1998, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners absorbed $259,468 and $731,757 in 1999 and 1998, respectively, for operating expenses in excess of 1% of total Limited Partner capital contributions. During late 1998, it was determined that certain operational costs, primarily rent, paid directly by the Partnership were not subject to the limitation. Consequently, in 1998, $742,623 of direct Partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses. Also disclosed in Note 2, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged $218,363 of additional operating expenses in 1998, which related to prior years. In 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses consisting of $93,410 and $102,625 for 1999 and 1998, respectively, that were incurred by the General Partners but not previously billed to the
Partnership.   Had the limitation not been in effect and had
the additional expenses been recorded in prior years, total operating expenses would have been $1,265,482 and $1,335,377 in 1999 and 1998, respectively.

Total interest income was $290,090 and $16,681 for 1999 and 1998, respectively. The increase was primarily due to higher cash and cash equivalents balances resulting from equity investment sales and an increase in interest income from secured notes receivable.

Net realized gain from venture capital limited partnerships totaled $501,038 and $237,354 in 1999 and 1998, respectively. The 1999 gain primarily resulted from the distributions to the Partnership of common shares in TUT Systems, Inc., Efficient Networks and Pilot Network Services, Inc. and a cash distribution from El Dorado Ventures III, L.P.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ----------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Individual General Partners are responsible for the management and administration of the Partnership. The Individual General Partners consist of the three Independent General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on December 8, 2000, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2000, the Partnership incurred $247,888 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 2000. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Independent General Partners each receive $6,000 annually, plus $1,000 and related expenses for each attended meeting of the Individual General Partners and committees thereof. For the year ended December 31, 2000, $42,321 of such fees were incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. Two of the three Independent General Partners each own 20 Units and the third owns 70 Units. The Individual General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and
                   for the year ended December 31, 2000
                  Independent Auditors' Report as of December 31,
                   1999 and for the years ended December 31, 1999
                   and 1998
                  Balance Sheets as of December 31, 2000
                   and 1999
                  Statements of Investments as of
                   December 31, 2000 and 1999
                  Statements of Operations for the years
                   ended December 31, 2000, 1999 and 1998
                  Statements of Partners' Capital for the years
                   ended December 31, 2000, 1999 and 1998
                  Statements of Cash Flows for the years
                   ended December 31, 2000, 1999 and 1998
                  Notes to Financial Statements


             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

None

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed by the Registrant on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants. No financial statements were filed.

         (c) Financial Data Schedule for the year ended and as of December 31, 2000 (Exhibit 27).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------



To the Partners of
 Technology Funding Venture Partners V, An Aggressive Growth Fund,
 L.P.:

We have audited the accompanying balance sheet of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 2000, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.





Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 16, 2001

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------






The Partners
Technology Funding Venture Partners V, An Aggressive Growth Fund,
L.P.:


We have audited the accompanying balance sheet of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership), including the statement of investments, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and notes owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Albuquerque, New Mexico                                   /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               2000           1999
                                              ------         ------
ASSETS

Investments:
 Equity investments (cost basis of
  $22,579,228 and $19,844,552 for
  2000 and 1999, respectively)           $14,222,951     39,181,437
 Notes receivable, net, (cost basis
  of $5,619,053 and 2,569,534 for 2000
  and 1999, respectively)                    138,020      2,569,534
                                          ----------     ----------
     Total investments                    14,360,971     41,750,971

Cash and cash equivalents                 13,261,432      6,356,856
Other assets                                  15,391          3,097
                                          ----------     ----------
     Total assets                        $27,637,794     48,110,924
                                          ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    89,604         56,565
Distributions payable to Limited and
 General Partners                                 --      5,412,980
Due to related parties                       841,879         27,609
Short-term borrowings                      2,300,000             --
                                          ----------     ----------
     Total liabilities                     3,231,483      5,497,154

Commitments and contingencies

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                            24,406,311     42,613,770
                                          ----------     ----------
     Total liabilities and
      partners' capital                  $27,637,794     48,110,924
                                          ==========     ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal
                                          Amount or      December 31, 2000     December 31, 1999
Industry                                  Shares at      ------------------    -----------------
(1)                          Investment   December 31,   Cost         Fair      Cost       Fair
Company            Position      Date      2000           Basis        Value     Basis      Value
----------------   --------   ----------   -----------    -----        -----     -----      -----

Equity Investments
------------------

Biomedical
----------
0.9% and 0.4% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Axys
 Pharmaceuticals, Common
 Inc.             shares         2000        40,000 $   188,000      225,000    500,000    154,751
ConjuChem Inc.    Preferred
 (a)              share warrants            aggregate
                  at exercise               purchase
                  price TBD;                price
                  expiring 2001  1996       $29,689           0            0          0          0
                                                     ----------   ---------- ---------- ----------
                                                        188,000      225,000    500,000    154,751
                                                     ----------   ---------- ---------- ----------

Biotechnology
-------------
9.1% and 8.0% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
CV Therapeutics,  Common
 Inc.             share
                  warrant
                  at $20.00;
                  exercised
                  2000           1995            --          --           --      1,280     16,522

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
CV Therapeutics,  Common         1994-
 Inc.             Shares         1995            --          --           --    322,800    407,741
Molecular
 Geriatrics       Common
 Corporation (a)  shares         1993        47,170     250,000       33,019    250,000     94,340
Prolinx, Inc.(a)  Preferred      1995-
                  shares         2000     1,888,287   2,514,023    1,982,702  2,254,888  2,666,825
Prolinx, Inc.(a)  Convertible
                  Note (2)       2000       $73,300      73,601       25,760         --         --
Prolinx, Inc.     Common and
 (a)              Preferred share
                  warrants at
                  $.0001-$.05;   1998-
                  expiring 2004  1999           TBD     247,949      176,395    247,949    244,305
                                                      ---------   ---------- ----------  ---------
                                                      3,085,573    2,217,876  3,076,917  3,429,733
                                                      ---------   ---------- ---------- ----------

Communications
--------------
1.6% and 6.9% at December 31, 2000 and 1999, respectively
---------------------------------------------------------

Efficient         Common
 Networks, Inc.   shares         2000        10,216     530,870      145,578     75,254     64,487
eoSports,         Preferred
 Incorporated (a) shares         2000       652,000     652,000       65,200         --         --
Pegasus
 Communications   Common
 Corporation      shares         2000           994      25,896       25,596         --         --
Positive
 Communications,  Preferred      1994-
 Inc.(a)          shares         1999       200,801     253,009       37,951    252,028    252,028
Positive
 Communications,  Common
 Inc.(a)          shares         1999       303,599   1,076,011       57,380  1,076,011    382,535
Positive          Common share
 Communications,  warrants at
 Inc.(a)          $.50; expiring
                  2001           1996         9,246          10        1,054         10      7,027

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Women.com         Common         1996-
 Networks, Inc.   shares         2000       258,108     301,403       56,474    499,457  2,215,011
                                                     ----------   ---------- ---------- ----------
                                                      2,839,199      389,233  1,902,760  2,921,088
                                                     ----------   ---------- ---------- ----------

Computer Systems and Software
-----------------------------
1.2% and 10.7% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
Ascent Logic      Preferred
 Corporation(a)   shares         1992       425,532     396,000       14,894    396,000    148,936
Ascent Logic      Common
 Corporation(a)   shares         1997        36,443      23,795        1,275     23,796     12,755
Audio
 Basket.com,      Preferred
 Inc. (a)         shares         2000       632,912   1,000,000      250,000         --         --
Lynk Systems,     Common
 Inc.(a)          share          1998       105,000      38,500       15,750     38,500    157,500
Pilot Network     Common         1996-
 Services, Inc.   shares         1999            --          --           --    284,553  4,259,590
                                                     ----------   ---------- ---------- ----------
                                                      1,458,295      281,919    742,849  4,578,781
                                                     ----------   ---------- ---------- ----------

Environmental
-------------
0.1% and 0.1% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares         1999         1,806      35,560       17,698     35,560     50,568
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009  1999         1,806       1,806          632      1,806      1,806
                                                     ----------   ---------- ---------- ----------
                                                         37,366       18,330     37,366     52,374
                                                     ----------   ---------- ---------- ----------

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Industrial/Business Automation
------------------------------
1.8% and 1.8% at December 31, 2000 and 1999, respectively
---------------------------------------------------------

Portable Energy
 Products, Inc.   Preferred      1995-
 (a) (b)          shares         2000       726,907   2,678,636      363,452  1,972,520    747,704
Portable Energy   Common and
 Products, Inc.   Preferred share
  (a) (b)         warrants at
                  $.60-$10.00;
                  expiring       1996-
                  2001-2004      2000       353,495       4,186       87,858      4,186     18,682
PRI Automation,   Common
 Inc.             shares         1999            --          --           --        451        635
                                                     ----------   ---------- ---------- ----------
                                                      2,682,822      451,310  1,977,157    767,021
                                                     ----------   ---------- ---------- ----------

Information Technology
----------------------
0.6% and 3.3% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
WorldRes, Inc.    Preferred      1997-
 (a) (b)          shares         1999       117,127     819,652      140,556    819,652  1,361,029
WorldRes, Inc.    Preferred
 (a) (b)          share warrants
                  at $3.70-$4.63;
                  expiring       1997-
                  2002-2003      1998         6,479          62            0         62     45,524
                                                     ----------   ---------- ---------- ----------
                                                        819,714      140,556    819,714  1,406,553
                                                     ----------   ---------- ---------- ----------

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Medical
-------
31.8% and 49.8% at December 31, 2000 and 1999, respectively
-----------------------------------------------------------
Acusphere, Inc.   Preferred      1995-
 (a)              shares         1997       377,531     762,499    1,075,963    762,499  1,245,852
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization     Preferred      1995-
 Inc.)(a) (b)     shares         2000       808,543   2,024,445            0  1,835,999  6,697,538
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization     Convertible
 Inc.)(a) (b)     note (2)       2000      $458,376     458,376      343,782         --         --
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty        Preferred
 Services         share warrant
 Organization     at $1.00;
 Inc)(a)(b)       expiring 2001  1996        68,704           0            0          0    508,410
Atherotech,       Preferred
 Inc. (a)         share          2000       750,000   1,500,000      900,000         --         --
Biex, Inc.        Preferred      1993-
 (a) (b)          shares         1999            --          --           --    678,409    678,409
CareCentric.
 Solutions,
 Inc.(formerly
 Simione Central  Common
 Holdings, Inc.)  shares         1999        13,715     206,718       34,544    206,718     73,291

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Endocare, Inc.    Common         1996-
 (b)              shares         1999        49,764     163,874      317,246    163,874    414,286
Intella
 Interventional   Common
 Systems, Inc.    shares         1993           584           0            0          0          0
Intella
 Interventional   Preferred
 Systems, Inc.    shares         1993            --          --           --          0          0
Oxford
 GlycoSciences    Common
 Plc              shares         1993            --          --           --    999,927  1,772,432
Periodontix,      Preferred      1993-
 Inc.(a)          shares         1999       339,253     556,001       83,400    556,001    763,320
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring       1999-
                  2004-2006      2000        24,667           0            0          0          0
Periodontix,      Convertible    1999-
 Inc.(a)          notes (2)      2000      $273,000     302,296       45,344    182,501    182,501
Pharmadigm,       Preferred      1993-
 Inc.(a)          shares         1998       733,815   1,079,396      220,144  1,079,396  1,775,833
Pharmadigm,       Preferred
 Inc.(a)          share warrants
                  at $2.00;
                  expiring
                  2001           1996        10,833           0            0        378      4,815
Pharmos           Common
 Corporation      shares         1995            --          --           --     45,248    122,170
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares         1991       200,000     200,000      106,000    200,000  1,060,000
Physiometrix,     Common
 Inc.             share warrant
                  at $6.60;
                  exercised      1996            --          --           --        179          0
Physiometrix,     Common
 Inc.             shares         1996       139,769     285,023    2,227,569    668,557    947,169
R2 Technology,    Preferred      1994-
 Inc. (a)         shares         1996       468,541     537,080      593,465    537,080  1,714,452

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
R2 Technology,    Preferred
 Inc.(a)          share warrant
                  at $2.00;
                  expired        1995            --          --           --          0     14,647
Resolution
 Sciences         Preferred
 Corporation (a)  shares         2000       485,000     970,000      291,000         --         --
Sanarus Medical,  Preferred
 Inc.(a)(b)       shares         1999       260,000     390,000      117,000    390,000    390,000
Valentis, Inc.    Common         1994-
                  shares         1995       196,274     762,234    1,398,453  1,170,001  2,866,020
                                                     ----------   ---------- ---------- ----------
                                                     10,197,942    7,753,910  9,476,767 21,231,145
                                                     ----------   ---------- ---------- ----------

Microelectronics
----------------
7.0% and 8.0% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares         1992       666,666     500,000    1,666,665    500,000  3,333,330
Tessera, Inc.(a)  Common
                  shares         1997        72,754      56,500       36,377     56,500     72,754
                                                     ----------   ---------- ---------- ----------
                                                        556,500    1,703,042    556,500  3,406,084
                                                     ----------   ---------- ---------- ----------

Retail/Consumer Products
------------------------
0.0% and 0.0% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Horizon Organic
 Holding          Common
 Corporation      shares         1999            --          --           --     15,797      7,698
YES!
 Entertainment    Common
 Corporation      shares         1995            --          --           --          0      5,000
                                                      ---------   ---------- ---------- ----------
                                                             --           --     15,797     12,698
                                                      ---------   ---------- ---------- ----------

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.3% and 2.9% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests     various    $150,000      76,436       58,806     76,436    144,768
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests     various    $250,000     212,460      376,039    212,460    568,922
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests     various         400       1,000      263,115     25,900     21,691
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests     various    $478,025     376,107      277,112    376,107    410,364
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests     various    $175,006      47,814       66,703     47,822     75,464
                                                     ----------   ---------- ---------- ----------
                                                        713,817    1,041,775    738,725  1,221,209
                                                     ----------   ---------- ---------- ----------
Total equity investments - 58.4% and 91.9% at
 December 31, 2000 and 1999, respectively            22,579,228   14,222,951 19,844,552 39,181,437
                                                     ----------   ---------- ---------- ----------

Notes Receivable, Net
---------------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004       1999      $169,511     172,525      138,020    292,868    292,868
Portable Energy   Secured
 Products, Inc.   note, 8.5%,
                  due on
                  demand         1999            --          --           --    184,999    184,999

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on         1999-
                  demand         2000    $4,000,000   5,446,528            0  2,091,667  2,091,667
                                                     ----------   ---------- ---------- ----------
Total notes receivable - 0.5% and 6.0% at
 December 31, 2000 and 1999, respectively             5,619,053      138,020  2,569,534  2,569,534
                                                     ----------   ---------- ---------- ----------
Total investments - 58.9% and 97.9% at
 December 31, 2000 and 1999, respectively           $28,198,281   14,360,971 22,414,086 41,750,971
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/00 and 12/31/99.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 9.5% to 12%.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2000           1999           1998
                               ------         ------         ------
Investment income:
 Notes receivable
  interest                $ 1,431,324        131,465          2,170
 Short-term investment
  interest                    513,467        158,625         14,511
                           ----------     ----------      ---------
     Total investment
      income                1,944,791        290,090         16,681

Costs and expenses:
 Management fees              247,888        273,980        310,355
 Independent General
  Partners' compensation       42,321         36,680         36,373
 Operating expenses:
  Administrative and
   investor services        1,021,290        630,612        747,710
  Investment operations     1,060,866        286,252        400,301
  Professional fees           167,542        101,392         92,298
  Computer services           173,767        146,785        200,607
  Interest expense              1,720          7,031         10,199
  Expenses absorbed by
   General Partners                --       (259,468)      (731,757)
  Expenses absorbed by
   General Partners
   in prior years                  --             --        742,623
                           ----------     ----------      ---------
     Total operating
      expenses              2,425,185        912,604      1,461,981
                           ----------     ----------      ---------
     Total costs and
      expenses              2,715,394      1,223,264      1,808,709
                           ----------     ----------      ---------

Net investment loss          (770,603)      (933,174)    (1,792,028)
                           ----------     ----------      ---------


 Net realized gain from
  sales of equity
  investments              17,309,822      9,932,257          5,305
 Realized losses from
  impairment write-downs     (693,782)        (2,615)    (3,375,003)
 Net realized gain from
  venture capital limited
  partnership investments   1,183,654        501,038        237,354
 Net realized loss on
  foreign currency           (126,781)            --             --
                           ----------     ----------      ---------
Net realized income
  (loss)                   17,672,913     10,430,680     (3,132,344)
                           ----------     ----------      ---------
(Decrease) increase in
 unrealized appreciation
(depreciation):
  Equity investments      (27,693,162)     2,923,379      2,139,142
  Notes receivable         (5,481,033)            --             --
  Other investments                --             --        265,720
                           ----------     ----------      ---------
Net (decrease) increase in
 unrealized appreciation
 (depreciation)           (33,174,195)     2,923,379      2,404,862
                           ----------     ----------      ---------
Net (decrease) increase
 in partners' capital
 resulting from
 operations              $(16,271,885)    12,420,885     (2,519,510)
                           ==========     ==========      =========
Net (decrease) increase
 in partners' capital
 resulting from
 operations per Unit     $     (34.76)         25.20          (6.14)
                           ==========     ==========      =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2000, 1999 and 1998:

                                 Limited       General
                                 Partners      Partners     Total
                                 --------      --------     -----
Partners' capital,
  January 1, 1998             $39,297,930       72,047   39,369,977

Net investment loss            (1,747,297)     (44,731)  (1,792,028)
Net realized loss              (3,050,606)     (81,738)  (3,132,344)
Net increase in unrealized
 appreciation                   2,342,428       62,434    2,404,862
                               ----------    ---------   ----------
Partners' capital,
  December 31, 1998            36,842,455        8,012   36,850,467

Net investment loss              (745,783)    (187,391)    (933,174)
Net realized income             8,431,691    1,998,989   10,430,680
Net increase in unrealized
 appreciation                   2,392,715      530,664    2,923,379
Distributions                  (5,326,066)  (1,331,516)  (6,657,582)
                               ----------    ---------   ----------
Partners' capital,
  December 31, 1999            41,595,012    1,018,758   42,613,770

Net investment loss              (664,622)    (105,981)    (770,603)
Net realized income            15,393,317    2,279,596   17,672,913
Net decrease in unrealized
 appreciation (depreciation)  (28,631,472)  (4,542,723) (33,174,195)
Distributions                          --   (1,935,574)  (1,935,574)
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2000           $27,692,235   (3,285,924)  24,406,311
                               ==========    =========   ==========



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2000          1999           1998
                                   ------        ------         ------
Cash flows from operating
 activities:
  Interest received           $    549,403       158,764       15,523
  Cash paid to vendors            (528,165)     (396,778)    (176,951)
  Cash paid to related parties  (1,350,494)   (1,538,235)    (844,358)
  Interest paid on short-term
   borrowings                       (1,720)       (7,031)     (10,199)
                                ----------    ----------    ---------
    Net cash used by
     operating activities       (1,330,976)   (1,783,280)  (1,015,985)
                                ----------    ----------    ---------
Cash flows from investing
 activities:
  Notes receivable issued       (3,250,000)   (2,499,957)      (2,766)
  Purchase of equity
   investments                  (5,826,031)   (2,435,312)  (1,406,319)
  Repayment of notes
   receivable                    1,118,684            --       92,047
  Proceeds from sales of
   investments                  20,829,278    14,094,806      103,634
  Distributions from venture
   capital limited partnership
   investments                     538,956       329,551      285,504
                                ----------    ----------    ---------
    Net cash provided (used)
     by investing activities    13,410,887     9,489,088     (927,900)
                                ----------    ----------    ---------
Cash flows from financing
 activities:
  Proceeds from (repayment of)
   short-term borrowings, net    2,300,000      (120,200)     120,200
  Distributions                 (7,348,554)   (1,244,602)          --
                                ----------    ----------    ---------
    Net cash (used) provided
     by financing activities    (5,048,554)   (1,364,802)     120,200
                                ----------    ----------    ---------
Effect of exchange rate changes
 on cash and cash equivalents     (126,781)           --           --
                                ----------    ----------    ---------
Net increase (decrease) in
 cash and cash equivalents       6,904,576     6,341,006   (1,823,685)
Cash and cash equivalents
 at beginning of year            6,356,856        15,850    1,839,535
                                ----------    ----------    ---------
Cash and cash equivalents
 at end of year               $ 13,261,432     6,356,856       15,850
                                ==========    ==========    =========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------


                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2000          1999           1998
                                   ------        ------         ------
Reconciliation of net
(decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:

Net (decrease) increase in
 partners' capital resulting
 from operations              $(16,271,885)   12,420,885   (2,519,510)
Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net decrease (increase) in
   unrealized appreciation
   (depreciation):
    Equity investments          27,693,162    (2,923,379)  (2,139,142)
    Notes receivable             5,481,033            --           --
    Other investments                   --            --     (265,720)
  Realized losses from
   impairment write-downs          693,782         2,615    3,375,003
  Net realized gain from sales
   of equity investments       (17,309,822)   (9,932,257)      (5,305)
  Net realized gain from
   venture capital limited
   partnership investments      (1,183,654)     (501,038)    (237,354)
  Net realized loss on foreign
   currency transaction            126,781            --           --
Changes in:
  Accrued interest on
   notes receivable             (1,395,388)     (131,326)        (819)
  Due to/from related parties      814,270      (715,865)     757,056
  Other, net                        20,745        (2,915)      19,806
                                ----------    ----------    ---------
Net cash used by
 operating activities         $ (1,330,976)   (1,783,280)  (1,015,985)
                                ==========    ==========    =========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2000          1999           1998
                                   ------        ------         ------

Supplemental schedule of
 non-cash investing activities:
  Notes receivable
   converted to equity
   investments                    $424,999        36,763           --
                                   =======     =========      =======
  Investment sales proceeds
   payable to affiliated
   partnership                    $     --        72,496           --
                                   =======     =========      =======

Supplemental schedule of
 non-cash financing
 activities:
  Distributions payable to
   Limited and General
   Partners                       $     --     5,412,980           --
                                   =======     =========      =======

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership) is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company as that term is defined in the Act. The Individual General Partners are responsible for the management and administration of the Partnership. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL.

For the period from June 26, 1989, through May of 1990, the Partnership was inactive. The Partnership commenced selling units of limited partnership interest (Units) in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's original contributed capital was $40,040,046 consisting of $40,000,000 from Limited Partners for 400,000 units and $40,046 from General Partners. The General Partners do not own any units. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002 pursuant to unanimous approval by the Independent General Partners in 1999.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.


Reclassifications
-----------------

Certain reclassifications have been made to prior-year balances to conform to the current year presentation.

Investments
-----------

Investments are carried at fair value.

     Equity and Other Investments
     ----------------------------

Under the direction and control of the Independent General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and updated by the Managing General Partners during the year ended December 31, 2000.

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

The fair value of all other investments is determined in good faith by the Managing General Partners under the delegated authority of the Independent General Partners after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value.

At December 31, 2000 and December 31, 1999, the investment portfolio included investments totaling $8,750,716 and $24,633,425, respectively, whose fair values were established in good faith by the Managing General in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $318,360 and $2,288,937 at December 31, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

     Notes Receivable
     ----------------

The fair value of notes receivable is determined in good faith by the Managing General Partners under the authority of the Independent General Partners. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for the notes and accrued interest on the valuation date. The values determined for the Partnership's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Managing General Partners' assessment of fair value indicates that future collectability of interest or principal is in doubt, notes are placed on nonaccrual status.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2000 and 1999, was $22,933,547 and $23,372,302, respectively. At
December 31, 2000 and 1999, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2000           1999
                                      ------------   ------------
Unrealized appreciation              $  5,855,071     24,991,486
Unrealized depreciation               (14,427,647)    (6,612,817)
                                       ----------     ----------
Net unrealized (depreciation)
 appreciation                        $ (8,572,576)    18,378,669
                                       ==========     ==========

Net Increase (Decrease) in Partners' Capital Resulting from
-----------------------------------------------------------
Operations Per Unit
-------------------

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2000, 1999 and 1998, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.


2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 2000, 1999 and 1998, related party costs were as follows:

                                           2000     1999      1998
                                         -------- --------  --------
Management fees                        $  247,888  273,980   310,355
Independent General Partners'
 compensation                              42,321   36,680    36,373
Reimbursable operating expenses:
  Administrative and investor services    652,454  351,206   668,292
  Investment operations                 1,048,334  273,187   374,921
  Computer services                       173,767  146,785   200,607
Expenses absorbed by General Partners          -- (259,468) (731,757)
Expenses absorbed by General Partners
 in prior years                                --       --   742,623

Management fees are 1% per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $20,657 and $26,283 and were included in due to related parties at December 31, 2000 and 1999, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1% of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $1,361,571 in 2000. At December 31, 2000 amounts due to related parties for such expenses were $821,222, compared to $71,170 due from related parties at December 31, 1999.

In 1999 and 1998, the Managing General Partners absorbed $259,468 and $731,757, respectively, in operating expenses. In late 1998, it was determined that certain operational costs, primarily rent, absorbed by the General Partners in prior years were not subject to the operation cost limitation; consequently, $742,623 was reimbursed to the General Partners.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $218,363 relating to prior years. In 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses consisting of $93,410 and $102,625 for 1999 and 1998, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect in 1999 and 1998, operating expenses would have been $2,229,150, $1,265,482 and $1,335,377 for 2000, 1999 and 1998,
respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $124,691.

The Partnership, at December 31, 1999, owed an affiliated partnership $72,496 for proceeds from equity investment sales. This amount was paid in February, 2000.

As compensation for their services, the Independent General Partners each receive $6,000 annually, plus $1,000 and related expenses for each attended meeting of the Individual General Partners or committee thereof. Two of the three Independent General Partners each own twenty Units and the third owns seventy Units.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. In 2000 and 1999, these costs totaled $86,981 and $42,148, respectively, and are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair market value of $169,064.

3.     Allocation of Profits and Losses
       --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

(a) Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated;

(ii) Second, to the partners as necessary to offset net decrease in partners' capital resulting from operations and sales commissions previously allocated under (b)(ii) below; then

(iii)75% to the Limited Partners as a group in proportion to the number of Units, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

(b) Losses:

(i) First, to the partners as necessary to offset the net profits previously allocated to the partners under (a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing General
Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profit thereafter, otherwise allocable to those Limited Partners, is allocated to the Managing General Partners to the extent of such losses. For allocation purposes, the Units held by the Independent General Partners will be treated as Units held by Limited Partners.

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99% to the Limited Partners and 1% to the Managing General Partners.


4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1-Investments.

Marketable Equity Securities
----------------------------

At December 31, 2000 and 1999, marketable equity securities had aggregate costs of $2,248,462 and $3,856,351, respectively, and aggregate market values of $4,112,100 and $11,037,866, respectively. The net unrealized gain at December 31, 2000 and 1999, included gross gains of $2,615,765 and $7,545,809, respectively.

Restricted Securities
---------------------

At December 31, 2000 and 1999, restricted securities had aggregate market values of $10,110,851 and $28,143,571, respectively, representing 41.4% and 66.0%, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during 2000, are as follows:

Acusphere, Inc.
---------------

In April 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in this round.

Adesso Healthcare Technology Services, Inc. (formerly ADESSO Specialty
----------------------------------------------------------------------
Services Organization, Inc.)
---------------------------

In March 2000, the Partnership purchased 11,217 Series E Preferred shares for $188,446.

In December 2000, the Partnership funded a bridge loan in the amount of $458,376 with an interest rate of 9.5% and a maturity date of January 12, 2002.

Atherotech, Inc.
----------------

During 2000, the Partnership purchased 750,000 Series B Preferred shares for $1,500,000.

AudioBasket.com, Inc.
---------------------

In June 2000, the Partnership purchased 632,912 Series B Preferred shares for $1,000,000.


Axys Pharmaceuticals, Inc.
--------------------------

In the fourth quarter of 2000, the Partnership purchased 40,000 common shares for $188,000. The Partnership sold 37,855 common shares in December 2000 for proceeds of $151,415 and realized a loss of $348,585.

Biex, Inc.
----------

The company was unable to complete a round of financing in November 2000 and suspended operations and laid off all employees. As a result, the Partnership recorded a realized loss from impairment write-downs of $693,782, its entire investment in the company. As of January 2001, an offer to purchase the company was being negotiated; however, proceeds from the sale were expected to satisfy only a majority of the company's creditors with nothing remaining for equity investors.

CareCentric Solutions, Inc. (formerly Simione Central Holdings, Inc.)
---------------------------------------------------------------------

In March 2000, the company's shareholders approved a one-for-five reverse stock split in order to meet requirements to maintain the company's listing on the Nasdaq National Market.

CV Therapeutics, Inc.
---------------------

In September 2000, the Partnership net exercised a common share warrant for 3,200 shares at $20.00 each and received 2,194 common shares with a cost basis of $43,887. The Partnership realized a gain of $43,887 on the warrant exercise.

During 2000, the Partnership sold 18,398 common shares for proceeds of $613,022 and realized a gain of $246,335.

Efficient Networks, Inc.
------------------------

In February, 2000, the Partnership sold 951 common shares in the company for proceeds of $109,365 and realized a gain of $34,111.

In December 2000, the Partnership purchased 5,700 common shares for $116,850. The Partnership received an additional 4,516 common shares in distributions from El Dorado Ventures III, L.P. in 2000.

eoSports, Incorporated
----------------------

In March 2000, the Partnership purchased 652,000 Series A Preferred shares in the company for $652,000.

Oxford GlycoSciences Plc
------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $8,108,374 and realized a gain of $7,108,447.

Periodontix, Inc.
-----------------

In July 2000, the Partnership funded a convertible note to the company in the amount of $100,000, with an interest rate of 12% and a maturity date of July 26, 2001.

Pharmadigm, Inc.
----------------

In March 2000, the company completed a new round of financing at a lower valuation. The Partnership did not participate in this round.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $191,382 and realized a gain of $146,134.

Physiometrix, Inc.
------------------

In March 2000, the Partnership net exercised a common share warrant for 13,525 shares at $6.60 each and received 8,748 common shares with a cost basis of $57,859. The Partnership realized a gain of $57,679 on the warrant exercise.

In July 2000, the Partnership sold 156,000 common shares in the company for proceeds of $4,172,861 and realized a gain of $3,731,468.

In July 2000, an officer of the Managing General Partners exercised options for 1,875 common shares which were immediately sold. (See Note 2.) The Partnership's proportionate share of the realized gain was $11,863.

Subsequent to December 31, 2000, the fair value of the Partnership's investment in the company decreased by $1,126,888 as a result of a decrease in the publicly traded market price on March 16, 2001.

Pilot Network Services, Inc.
----------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $5,324,389 and realized a gain of $5,039,836.

Prolinx, Inc.
-------------

In June 2000, the Partnership purchased 86,378 Series E Preferred shares for $259,135.

In December 2000, the Partnership funded a convertible note to the company in the amount of $73,300, with an interest rate of 10% and a maturity date of February 15, 2001.

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

In December 2000, the company effected a 10:1 reverse stock split of all common and preferred shares.

Resolution Sciences Corporation
-------------------------------

In February 2000, the Partnership purchased 485,000 Series C Preferred shares for $970,000.

Valentis, Inc.
--------------

In March 2000, the Partnership sold 105,000 common shares in the company for proceeds of $2,013,434 and realized a gain of $1,605,667.

Women.Com Networks, Inc.
------------------------

In the fourth quarter of 2000, the Partnership purchased 116,974 common shares for $54,549. The Partnership sold 44,825 common shares in December 2000 for proceeds of $7,444 and realized a loss of $245,159.

On February 5, 2001, iVillage, Inc. and Women.com entered into an agreement to join forces. Ivillage, Inc. will issue shares of its own stock valued at $27,000,000 to Women.com shareholders. In addition, a major investor in Women.com has agreed to invest $20,000,000 in the new company and will own about 30% of iVillage, Inc.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received cash distributions totaling $538,956 from Spectrum Equity Investors L.P., CVM Equity Fund IV, Ltd., L.P., El Dorado Ventures III, L.P. and O, W & W Pacrim Investments Limited. The Partnership received stock distributions of Efficient Networks, Inc., Illuminet Holdings, Inc. and SpectraSite Holdings, Inc. with a fair value of $669,606. Distributions totaling $1,183,654 were recorded as realized gains and distributions totaling $24,908 were recorded as returns of capital.

The Partnership recorded a $154,526 decrease in unrealized appreciation as a result of a net decrease in the fair value of the underlying investments of the partnerships, as a result of distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

5.     Net Increase (Decrease) in Unrealized Appreciation (Depreciation)
       ----------------------------------------------------------------
       of Equity Investments
       ---------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net increase (decrease) in unrealized appreciation (depreciation) of equity investments." The table below discloses details of the changes:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     2000          1999           1998
                                    ------        ------         ------

Unrealized appreciation
 (depreciation) from cost of
 marketable equity
 securities                     $  1,863,638     7,181,515    (2,758,285)

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity
 securities                      (10,219,915)   12,155,370    19,171,791
                                  ----------    ----------    ----------
Unrealized (depreciation)
 appreciation from cost
 at end of year                   (8,356,277)   19,336,885    16,413,506

Unrealized appreciation
 from cost at beginning
 of year                          19,336,885    16,413,506    14,274,364
                                  ----------    ----------    ----------
Net (decrease) increase in
 unrealized appreciation
 (depreciation) of equity
 investments                    $(27,693,162)    2,923,379     2,139,142
                                  ==========    ==========    ==========


6.     Notes Receivable
       ----------------

Activity from January 1 through December 31 consisted of:

                                               2000             1999
                                              ------           ------
Balance, beginning of year                $2,569,534               --

Notes receivable issued                    3,250,000        2,499,957
Repayments of notes receivable            (1,118,684)              --
Notes converted to equity investments       (424,999)         (36,763)
Increase (decrease) in accrued interest    1,343,202          106,340
Net increase in unrealized depreciation
 of notes receivable                      (5,481,033)              --
                                           ---------        ---------
Balance, end of year                      $  138,020        2,569,534
                                           =========        =========

The secured notes are collateralized by specific assets of the borrowing companies. The interest rate on notes receivable at December 31, 2000, ranged from 16% to 50%. All notes and accrued interest are due on demand.

During 2000, the Partnership issued notes receivable totaling $3,000,000 to Sutmyn Storage Corporation (Sutmyn), a portfolio company in the computer equipment industry, in addition to the notes receivable totaling $2,000,000 issued to Sutmyn in the fourth quarter of 1999. In the second quarter of 2000, Sutmyn repaid $1,000,000 of this amount. In determining fair value, the Managing General Partners gave consideration to deterioration in the company's performance during the quarter ended September 30, 2000, as a result of business, technical, financing and legal challenges, the company's financial position at September 30, 2000 and its ability to obtain critical additional financing. As a result, the Partnership recorded a $5,446,528 increase in unrealized depreciation of notes and interest receivable. The note was placed on non-accrual status on September 30, 2000; interest income through September 30, 2000, totaled $1,354,861. There has been no improvement in the company's prospects and the Managing General Partners believe the fair value of the notes and accrued interest continues to be zero at December 31, 2000. Because of the inherent uncertainties involved in predicting the outcome of the company's ability to obtain additional financing, the estimated fair value at December 31, 2000 may differ significantly from a value that would have been used had the outcome of the company's efforts been known, and the difference could be material.



7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at December 31, 2000 and 1999, consisted of:

                                               2000                1999
                                             --------            --------
Demand accounts                           $   363,608           3,419,708
Money-market accounts                      10,597,824           2,937,148
Cash pledged as collateral for
 short-term borrowings                      2,300,000                  --
                                           ----------           ---------
  Total                                   $13,261,432           6,356,856
                                           ==========           =========

8.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $2,300,000 from a commercial financial institution. The note bears interest at the lenders' prime rate, which was 9.5% at December 31, 2000. Payment of all accrued unpaid interest is due monthly and all outstanding principal plus any remaining accrued unpaid interest are due on March 31, 2001. The Partnership has pledged $2,300,000 in cash as collateral for the note.

9.     Distributions
       -------------

In 1999, the Managing General Partners declared and paid a tax distribution to the General Partners totaling $1,244,602. In December 1999, the Managing General Partners declared a tax distribution for Unit holders as of December 31, 1999 totaling $5,412,980 (payable to each partner based on their proportionate share of partner capital), of which $86,914 and $5,326,066 ($13.32 per unit) was paid to the General Partners and Limited Partners, respectively, in February 2000.

In 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners.


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

As of December 31, 2000, the Partnership had unfunded commitments as follows:

Type
----

Equity investments                                       $ 68,704
Equipment lease guarantees                                737,000
Venture capital limited partnership investments            21,975
                                                          -------
     Total                                               $827,679
                                                          =======

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. An arbitrator has been selected and a hearing has been scheduled. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner


Date:  March 30, 2001    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President and Chief Executive Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 30, 2001
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.