Form 10-Q
period 2001-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2001-05-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------
ASSETS

Equity investments (cost of
 $23,327,044 and $22,579,228 at
 2001 and 2000, respectively)                $11,448,860      $14,222,951
Notes receivable, net (cost of
 $5,625,833 and $5,619,053 at
 2001 and 2000, respectively)                    179,305          138,020
                                              ----------       ----------
     Total investments                        11,628,165       14,360,971

Cash and cash equivalents                      9,441,563       13,261,432
Other assets                                      15,670           15,391
                                              ----------       ----------
     Total assets                            $21,085,398      $27,637,794
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    18,518      $    89,604
Short-term borrowings                                 --        2,300,000
Due to related parties                           518,493          841,879
                                              ----------       ----------
     Total liabilities                           537,011        3,231,483

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 units outstanding) 23,872,890       27,692,235
 General Partners                             (3,324,503)      (3,285,924)
                                              ----------       ----------
     Total partners' capital                  20,548,387       24,406,311
                                              ----------       ----------
     Total liabilities and partners' capital $21,085,398      $27,637,794
                                              ==========       ==========




See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal         (unaudited)
                                          Amount or        March 31, 2001        December 31, 2000
Industry                                  Shares at      ------------------      -----------------
(1)                          Investment    March 31,     Cost         Fair       Cost        Fair
Company            Position      Date       2001         Basis        Value      Basis       Value
----------------   --------  ----------   -----------    -----        -----      -----       -----

Equity Investments
------------------

Biomedical
----------
0.5% and 0.9% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Axys
 Pharmaceuticals, Common
 Inc.             shares         2000        40,000 $   188,000  $   112,520  $  188,000  $  225,000
                                                     ----------   ----------  ----------  ----------
                                                        188,000      112,520     188,000     225,000
                                                     ----------   ----------  ----------  ----------

Biotechnology
-------------
3.7% and 9.1% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Molecular
 Geriatrics       Common
 Corporation (a)  shares         1993        47,170     250,000       33,019     250,000      33,019
Prolinx, Inc.(a)  Preferred      1995-
                  shares         2000     1,888,287   2,514,023      594,810   2,514,023   1,982,702

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Prolinx, Inc.(a)  Convertible    2000-
                  notes (2)      2001      $234,381     236,935       82,928      73,601      25,760
Prolinx, Inc.     Common and
 (a)              Preferred share
                  warrants
                 (terms to be    1998-
                  determined)    2001           TBD     250,366       50,826     247,949     176,395
                                                      ---------   ----------  ----------   ---------
                                                      3,251,324      761,583   3,085,573   2,217,876
                                                      ---------   ----------  ----------  ----------

Communications
--------------
1.4% and 1.6% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------

Efficient         Common
 Networks, Inc.   shares         2001         8,593     198,727      201,936     530,870     145,578
eoSports,         Preferred
 Incorporated (a) shares         2000       652,000     652,000            0     652,000      65,200
Pegasus
 Communications   Common         2000-
 Corporation      shares         2001         1,988      54,461       45,724      25,896      25,596
Positive
 Communications,  Preferred      1994-
 Inc.(a)          shares         1999       200,801     253,009            0     253,009      37,951
Positive
 Communications,  Common
 Inc.(a)          shares         1999       303,599   1,076,011            0   1,076,011      57,380
Positive          Common share
 Communications,  warrants at
 Inc.(a)          $.50; expiring
                  2001           1996         5,537           6            0          10       1,054

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Women.com         Common         1996-
 Networks, Inc.   shares         2000       258,108     301,403       32,264     301,403      56,474
                                                     ----------   ----------  ----------  ----------
                                                      2,535,617      279,924   2,839,199     389,233
                                                     ----------   ----------  ----------  ----------

Computer Systems and Software
-----------------------------
1.4% and 1.2% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Ascent Logic      Preferred
 Corporation(a)   shares         1992       425,532     396,000            0     396,000      14,894
Ascent Logic      Common
 Corporation(a)   shares         1997        36,443      23,796            0      23,795       1,275
Audio
 Basket.com,      Preferred
 Inc. (a)         shares         2000       632,912   1,000,000      250,000   1,000,000     250,000
Lynk Systems,     Common
 Inc.(a)          share          1998       105,000      38,500       31,500      38,500      15,750
Virage,           Common
 Inc.             shares         2001         1,326       6,195        2,734          --          --
                                                     ----------   ----------  ----------  ----------
                                                      1,464,491      284,234   1,458,295     281,919
                                                     ----------   ----------  ----------  ----------

Environmental
-------------
0.1% and 0.1% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares         1999         1,806      35,560       17,698      35,560      17,698
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009  1999         1,806       1,806          632       1,806         632
                                                     ----------   ----------  ----------  ----------
                                                         37,366       18,330      37,366      18,330
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
2.2% and 1.8% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------

Portable Energy
 Products, Inc.   Preferred      1995-
 (a) (b)          shares         2000       726,907   2,678,636      363,452   2,678,636     363,452
Portable Energy   Common and
 Products, Inc.   Preferred share
 (a) (b)          warrants at
                  $.60-$10.00;
                  expiring       1996-
                  2001-2004      2000       353,495       4,186       87,858       4,186      87,858
                                                     ----------   ----------  ----------  ----------
                                                      2,682,822      451,310   2,682,822     451,310
                                                     ----------   ----------  ----------  ----------

Information Technology
----------------------
1.3% and 0.6% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
WorldRes, Inc.    Common         1997-
 (a) (b)          shares         2001       222,063   1,059,652      266,475     819,652     140,556
WorldRes, Inc.    Common
 (a) (b)          share warrants
                  at $3.70;
                  expiring       1997-
                  2002-2003      1998           253          62            0          62           0
                                                     ----------   ----------  ----------  ----------
                                                      1,059,714      266,475     819,714     140,556
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical
-------
32.8% and 31.8% at March 31, 2001 and December 31, 2000, respectively
---------------------------------------------------------------------
Acusphere, Inc.   Preferred      1995-
 (a)              shares         1997       377,531     762,499    1,075,963     762,499   1,075,963
Adesso Healthcare
 Technology
 Services, Inc.   Preferred      1995-
 (a) (b)          shares         2000       808,543   2,024,445            0   2,024,445           0
Adesso Healthcare
 Technology
 Services, Inc.   Convertible
 (a) (b)          note (2)       2000      $458,376     468,372      351,279     458,376     343,782
Atherotech,       Preferred      2000-
 Inc. (a)         shares         2001       892,857   2,000,000    1,875,000   1,500,000     900,000
CareCentric.
 Solutions,       Common
 Inc.             shares         1999        13,715     206,718       25,243     206,718      34,544
Endocare, Inc.    Common         1996-
 (b)              shares         1999        49,764     163,874      181,166     163,874     317,246
Intella
 Interventional   Common
 Systems, Inc.(a) shares         1993           584           0            0           0           0
Periodontix,      Preferred      1993-
 Inc.(a)          shares         1999       339,253     556,001       83,400     556,001      83,400
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring       1999-
                  2004-2006      2000        24,667           0            0           0           0
Periodontix,      Convertible    1999-
 Inc.(a)          notes (2)      2000      $273,000     309,386       46,408     302,296      45,344
Pharmadigm,       Preferred      1993-
 Inc.(a)          shares         1998       733,815   1,079,396      220,144   1,079,396     220,144

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares         1991       200,000     200,000      106,000     200,000     106,000
Physiometrix,     Common         1996-
 Inc.             shares         2000       139,769     285,023      751,259     285,023   2,227,569
R2 Technology,    Preferred      1994-
 Inc. (a)         shares         1996       468,541     537,080      593,465     537,080     593,465
Resolution
 Sciences         Preferred
 Corporation (a)  shares         2000       485,000     970,000      291,000     970,000     291,000
Resolution
 Sciences         Convertible
 Corporation (a)  note (2)       2001      $100,000     100,390       30,117          --         --
Sanarus Medical,  Preferred
 Inc.(a)(b)       shares         1999       260,000     390,000      117,000     390,000     117,000
Valentis, Inc.    Common         1994-
                  shares         1995       196,274     762,234      993,735     762,234   1,398,453
                                                     ----------   ----------  ----------  ----------
                                                     10,815,418    6,741,179  10,197,942   7,753,910
                                                     ----------   ----------  ----------  ----------

Microelectronics
----------------
8.3% and 7.0% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares         1992       666,666     500,000    1,666,665     500,000   1,666,665
Tessera, Inc.(a)  Common
                  shares         1997        72,754      56,500       36,377      56,500      36,377
                                                     ----------   ----------  ----------  ----------
                                                        556,500    1,703,042     556,500   1,703,042
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.0% and 4.3% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests     various    $150,000      76,436       58,806      76,436      58,806
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests     various    $250,000     212,460      177,312     212,460     376,039
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests     various         400       1,000      263,115       1,000     263,115
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests     various    $500,000     398,082      270,522     376,107     277,112
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests     various    $175,006      47,814       60,508      47,814      66,703
                                                     ----------   ----------  ----------  ----------
                                                        735,792      830,263     713,817   1,041,775
                                                     ----------   ----------  ----------  ----------
Total equity investments--55.7% and 58.4% at
 March 31, 2001 and December 31, 2000, respectively  23,327,044   11,448,860  22,579,228  14,222,951
                                                     ----------   ----------  ----------  ----------

Notes Receivable
----------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004       1999      $169,511     179,305      179,305     172,525     138,020

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on         1999-
                  demand         2000    $4,000,000   5,446,528            0   5,446,528           0
                                                     ----------   ----------  ----------  ----------
Total notes receivable--0.9% and 0.5% at
 March 31, 2001 and December 31, 2000, respectively   5,625,833      179,305   5,619,053     138,020
                                                     ----------   ----------  ----------  ----------
Total investments--56.6% and 58.9% at
 March 31, 2001 and December 31, 2000, respectively $28,952,877  $11,628,165 $28,198,281 $14,360,971
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at March 31, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 9.5 percent to 12 percent.










The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                               2001          2000
                                            ---------      ---------
Investment income:
 Notes receivable interest                 $  27,854    $   461,616
 Short-term interest income                  167,946         71 515
                                            --------     ----------
   Total investment income                   195,800        533,131

Investment expenses:
 Management fees                              60,237         61,972
 Individual General Partners' compensation     9,019          6,497
 Investment operations                        67,839         97,553
 Administrative and investor services        221,611        142,313
 Professional fees                            47,073         17,959
 Computer services                            44,740         39,708
 Interest expense                             54,207             --
                                           ---------     ----------
   Total investment expenses                 504,726        366,002
                                           ---------     ----------
Net investment (loss) income                (308,926)       167,129
                                           ---------     ----------
 Net realized (loss) gain from sales
  of equity investments                     (295,083)    14,105,324
 Realized gain from venture capital
  limited partnership investments            233,487        219,012
                                           ---------     ----------
Net realized (loss) income                   (61,596)    14,324,336
                                           ---------     ----------
(Decrease) increase in unrealized
 appreciation (depreciation):
  Equity investments                      (3,521,907)     7,055,275
  Notes receivable                            34,505             --
                                           ---------     ----------
Net (decrease) increase in unrealized
 appreciation (depreciation)              (3,487,402)     7,055,275
                                           ---------     ----------
Net (decrease) increase in partners'
 capital resulting from operations       $(3,857,924)   $21,546,740
                                           =========     ==========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                $     (9.55)   $     43.68
                                           =========     ==========



See accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2001             2000
                                           ---------         ---------

Net (decrease) increase in partners'
 capital resulting from operations       $(3,857,924)      $21,546,740

Adjustments to reconcile net
(decrease) increase in partners'
 capital resulting from operations
 to net cash used by operating
 activities:
 Net realized loss (gain) from
  sales of equity investments                295,083       (14,105,324)
 Realized gain from venture capital
  limited partnership investments           (233,487)         (219,012)
 Net decrease (increase) in unrealized
  appreciation (depreciation):
  Equity investments                       3,521,907        (7,055,275)
  Notes receivable                           (34,505)               --
 Decrease in accrued interest on notes
  receivable                                 (26,508)         (449,256)
(Decrease) increase in accounts payable
  and accrued expenses                       (71,086)           10,508
(Decrease) increase in due to related
  parties                                   (323,386)            3,155
 Other changes, net                             (279)           (6,978)
                                          ----------        ----------
Net cash used by operating activities       (730,185)         (275,442)
                                          ----------        ----------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                235,789        16,184,476
 Purchase of equity investments           (1,025,473)         (840,445)
 Notes receivable issued                          --        (2,225,000)
 Repayments of notes receivable                   --            58,761
 Distributions from venture capital
  limited partnership investments                 --           219,012
                                          ----------        ----------
  Net cash (used) provided by investing
   activities                               (789,684)       13,396,804
                                          ----------        ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
------------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings       (2,300,000)               --
 Distributions to Limited and General
  Partners                                        --        (5,412,980)
                                          ----------        ----------
  Net cash used by financing activities   (2,300,000)       (5,412,980)
                                          ----------        ----------
Effect of exchange rate changes on cash
 and cash equivalents                             --            50,101
                                          ----------        ----------
Net (decrease) increase in cash and
 cash equivalents                         (3,819,869)        7,758,483

Cash and cash equivalents at
 beginning of year                        13,261,432         6,356,856
                                          ----------        ----------
Cash and cash equivalents
 at March 31                             $ 9,441,563       $14,115,339
                                          ==========        ==========
Supplemental schedule of non-cash
  investing activity:

  Non-cash exercise of warrants          $        --       $    57,679
                                          ==========        ==========
  Investment purchase costs payable to
   affiliated partnership                $        --       $   970,000
                                          ==========        ==========
























See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2001 and December 31, 2000, was $23,884,647 and $22,933,547, respectively. At
March 31, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2001          2000
                                      -----------    -----------
Unrealized appreciation              $  3,643,824   $  5,855,071
Unrealized depreciation               (15,900,306)   (14,427,647)
                                       ----------     ----------
Net unrealized depreciation          $(12,256,482)  $ (8,572,576)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2001 and 2000, were as follows:

                                              2001           2000
                                            --------       --------
Management fees                            $ 60,237       $ 61,972
Reimbursable operating expenses             292,604        194,480
Individual General Partners' compensation     9,019          6,497

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total limited partner capital contributions. On December 8, 2000, the limited partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $498,414 and $821,222 due from related parties at March 31, 2001 and December 31, 2000, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $20,079 and $20,657 at March 31, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair value of $67,616.


4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $1,951,081 and $2,248,462, respectively, and aggregate market values of $2,164,601 and $4,112,100, respectively. The net unrealized gains at March 31, 2001 and December 31, 2000 included gross gains of $700,946 and $2,615,765, respectively.

Restricted Securities
---------------------

At March 31, 2001 and December 31, 2000, restricted securities had aggregate fair values of $9,284,259 and $10,110,851, respectively, representing 45.2 percent and 41.4 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the quarter ended March 31, 2001, are as follows:

Atherotech, Inc.
----------------

In March 2001, the Partnership purchased 142,857 Series C Preferred shares for $500,000.

Efficient Networks, Inc.
------------------------

In February 2001, the Partnership sold 10,216 common shares in the company for proceeds of $235,789 and realized a loss of $295,081.

Resolution Sciences Corporation
-------------------------------

In March 2001, the Partnership funded a convertible note to the company in the amount of $100,000, with an interest rate of prime plus 1 percent and a maturity date of March 20, 2002.

Prolinx, Inc.
-------------

In March 2001, the Partnership funded a convertible note to the company in the amount of $161,081, with an interest rate of 10 percent and a maturity date of May 2, 2001.


WorldRes, Inc.
--------------

In March 2001, the Partnership purchased 80,000 Preferred shares for $240,000. The company effected a conversion of all preferred stock to common stock on March 21, 2001. Each Series A, B, C and D Preferred share was converted to one Common share. Each Series E Preferred share was converted to 1.54935 Common shares.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $21,975 in venture capital limited partnership investments during the quarter ended March 31, 2001. The Partnership received stock distributions of Efficient Networks, Inc., Pegasus Communications Corporation and Virage, Inc. with a fair value of $233,487. These distributions were recorded as realized gains.

The Partnership recorded a $233,487 decrease in fair value primarily as a result of the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2001          2000
                                               --------      --------
Balance at January 1                           $138,020    $2,569,534

Notes receivable issued                              --     2,225,000
Repayments of notes receivable                       --       (58,761)
Change in accrued interest receivable             6,780       445,805
Net decrease in unrealized depreciation
 of notes receivable                             34,505            --
                                                -------     ---------
Balance at March 31                            $179,305    $5,181,578
                                                =======     =========

The interest rate on notes receivable at March 31, 2001 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $179,305, due 2004.


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2001 and December 31, 2000 consisted of:

                                                  2001           2000
                                                --------        ------
Demand accounts                               $  187,468    $   363,608
Money market accounts                          9,254,095     10,597,824
Cash pledged as collateral for
 short-term borrowings                                --      2,300,000
                                               ---------     ----------
 Total                                        $9,441,563    $13,261,432
                                               =========     ==========

7.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $2,300,000 from a commercial financial institution. The Partnership pledged $2,300,000 in cash as collateral for the note. The note bears interest at the lenders' prime rate, which was 9.5 percent at December 31, 2000 and 8.5 percent at March 31, 2001. The note and accrued interest were repaid on March 31, 2001. Interest expense for the three months ended March 31, 2001 was $54,207.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2001 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                    $      900
Equity investments                                     900,000
Equipment lease guarantees                             737,000
                                                     ---------
     Total                                          $1,637,900
                                                     =========

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2001, net cash used by operating activities totaled $730,185. The Partnership paid management fees of $60,815 to the Managing General Partners and reimbursed related parties for other investment expenses of $615,412. In addition, $9,019 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $160,024 and $54,207, respectively. Interest income of $169,292 was received.

During the three months ended March 31, 2001, equity investments of $1,025,473 were funded primarily to portfolio companies in the information technology and medical industries. Proceeds from the sale of equity investments were $235,789 and repayments of short-term borrowings totaled $2,300,000. At March 31, 2001, the Partnership had commitments to fund additional investments totaling $900,900.

Cash and cash equivalents at March 31, 2001, were $9,441,563. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $3,857,924 for the three months ended March 31, 2001, compared to a net increase in partners' capital resulting from operations of $21,546,740 for the same period in 2000.

For the quarter ended March 31, 2001, net realized loss from equity investment sales of $295,083 primarily related to the sale of Efficient Networks, Inc. During the same period in 2000, realized gains of $14,105,324, related mainly to the sales of shares in Pilot Network Services, Inc., Oxford GlycoSciences Plc and Valentis, Inc.

Net unrealized depreciation on equity investments was $11,878,184 and $8,356,277 at March 31, 2001 and December 31, 2000, respectively. During the quarter ended March 31, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $3,521,907 compared to an increase in unrealized appreciation of $7,055,275 during 2000. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, and a decrease in the publicly traded price of Physiometrix, Inc. The 2000 increase in net unrealized appreciation on investments was primarily due to increases in portfolio companies in the medical industry along with increases in the venture capital limited partnership investments, partially offset by investment sales and a decrease in the communications industry.

For the quarters ended March 31, 2001 and 2000, interest income was $195,800 and $533,131, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000, partially offset by increases due to interest earned on cash held as collateral for short-term borrowings that were repaid on March 31, 2001.

Total investment expenses were $504,726 for the quarter ended March 31, 2001, compared to $366,002 for the same period in 2000. The increase was primarily due to interest expense of $54,207 paid on short-term borrowings and increased administrative and investor services activity and increased professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 11, 2001      By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.