Form 10-Q
period 2001-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2001-08-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------
ASSETS

Equity investments (cost of
 $24,060,662 and $22,579,228 at
 2001 and 2000, respectively)                $11,809,611      $14,222,951
Notes receivable, net (cost of
 $5,617,152 and $5,619,053 at
 2001 and 2000, respectively)                    170,623          138,020
                                              ----------       ----------
     Total investments                        11,980,234       14,360,971

Cash and cash equivalents                      7,177,425       13,261,432
Due from related parties                         312,694               --
Other assets                                      53,361           15,391
                                              ----------       ----------
     Total assets                            $19,523,714      $27,637,794
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    71,734      $    89,604
Short-term borrowings                                 --        2,300,000
Due to related parties                                --          841,879
                                              ----------       ----------
     Total liabilities                            71,734        3,231,483

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 units outstanding) 22,787,448       27,692,235
 General Partners                             (3,335,468)      (3,285,924)
                                              ----------       ----------
     Total partners' capital                  19,451,980       24,406,311
                                              ----------       ----------
     Total liabilities and partners' capital $19,523,714      $27,637,794
                                              ==========       ==========



See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal         (unaudited)
                                          Amount or        June 30, 2001         December 31, 2000
Industry                                  Shares at      ------------------      -----------------
(1)                          Investment    June 30,      Cost         Fair       Cost        Fair
Company            Position      Date       2001         Basis        Value      Basis       Value
----------------   --------  ----------   -----------    -----        -----      -----       -----

Equity Investments
------------------

Biomedical
----------
0.9% at June 30, 2001 and December 31, 2000
-------------------------------------------
Axys
 Pharmaceuticals, Common
 Inc.             shares         2000        40,000 $   188,000  $   168,000  $  188,000  $  225,000
                                                     ----------   ----------  ----------  ----------
                                                        188,000      168,000     188,000     225,000
                                                     ----------   ----------  ----------  ----------

Biotechnology
-------------
3.1% and 9.1% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Molecular
 Geriatrics       Common
 Corporation (a)  shares         1993        47,170     250,000       24,764     250,000      33,019
Prolinx, Inc.(a)  Preferred
                  shares         2001     1,097,966     988,170      345,859   2,514,023   1,982,702
Prolinx, Inc.(a)  Common         1995-
                  shares         2000       717,162   2,766,870      225,907          --          --


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Prolinx, Inc.(a)  Convertible    2000-
                  notes (2)      2001            --          --           --      73,601      25,760
Prolinx, Inc.     Common and
 (a)              Preferred share
                  warrants
                 (terms to be    1998-
                  determined)    2001           TBD       6,061            0     247,949     176,395
                                                      ---------   ----------  ----------   ---------
                                                      4,011,101      596,530   3,085,573   2,217,876
                                                      ---------   ----------  ----------  ----------

Communications
--------------
0.8% and 1.6% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------

Efficient         Common
 Networks, Inc.   shares         2001            --          --           --     530,870     145,578
eoSports,         Preferred
 Incorporated (a) shares         2000       652,000     652,000            0     652,000      65,200
Pegasus
 Communications   Common         2000-
 Corporation      shares         2001         1,988      54,461       44,730      25,896      25,596
Positive
 Communications,  Preferred      1994-
 Inc.(a)          shares         1999       200,801     253,009            0     253,009      37,951
Positive
 Communications,  Common
 Inc.(a)          shares         1999       303,599   1,076,011            0   1,076,011      57,380
Positive          Common share
 Communications,  warrants at
 Inc.(a)          $.50; expiring
                  2001           1996         5,537           6            0          10       1,054

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
iVillage Inc.
(formerly
 Women.com        Common         1996-
 Networks, Inc.)  shares         2000        83,111     301,403      120,510     301,403      56,474
                                                     ----------   ----------  ----------  ----------
                                                      2,336,890      165,240   2,839,199     389,233
                                                     ----------   ----------  ----------  ----------

Computer Systems and Software
-----------------------------
1.5% and 1.2% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Ascent Logic      Preferred
 Corporation(a)   shares         1992       425,532     396,000            0     396,000      14,894
Ascent Logic      Common
 Corporation(a)   shares         1997        36,443      23,795            0      23,795       1,275
Audio
 Basket.com,      Preferred
 Inc. (a)         shares         2000       632,912   1,000,000      250,000   1,000,000     250,000
Lynk Systems,     Common
 Inc.(a)          share          1998       105,000      38,500       31,500      38,500      15,750
Virage,           Common
 Inc.             shares         2001         2,320       9,913        8,003          --          --
                                                     ----------   ----------  ----------  ----------
                                                      1,468,208      289,503   1,458,295     281,919
                                                     ----------   ----------  ----------  ----------

Environmental
-------------
0.1% at June 30, 2001 and December 31, 2000
-------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares         1999         1,806      35,560       17,698      35,560      17,698


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009  1999         1,806       1,806          632       1,806         632
                                                     ----------   ----------  ----------  ----------
                                                         37,366       18,330      37,366      18,330
                                                     ----------   ----------  ----------  ----------

Industrial/Business Automation
------------------------------
2.5% and 1.8% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------

Innergy Power
 Corporation
(formerly
 Portable Energy
 Products, Inc.)  Preferred      1995-
 (a) (b)          shares         2000       726,907   2,678,636      363,452   2,678,636     363,452
Innergy Power
 Corporation
(formerly
 Portable Energy  Common and
 Products, Inc.)  Preferred share
 (a) (b)          warrants at
                  $.60-$10.00;
                  expiring       1996-
                  2001-2005      2001       428,495       4,186       87,858       4,186      87,858
Innergy Power
 Corporation
(formerly
 Portable Energy
 Products, Inc.)  Convertible
 (a) (b)          note (2)       2001      $150,000     150,990       37,748          --          --
                                                     ----------   ----------  ----------  ----------
                                                      2,833,812      489,058   2,682,822     451,310
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
1.4% and 0.6% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
WorldRes, Inc.    Common         1997-
 (a) (b)          shares         2001       222,063   1,059,652      266,475     819,652     140,556
WorldRes, Inc.    Common
 (a) (b)          share warrants
                  at $3.70;
                  expiring
                  2002           1997           253          62            0          62           0
                                                     ----------   ----------  ----------  ----------
                                                      1,059,714      266,475     819,714     140,556
                                                     ----------   ----------  ----------  ----------

Medical
-------
37.8% and 31.8% at June 30, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
Acusphere, Inc.   Preferred      1995-
 (a)              shares         1997       377,531     762,499    1,075,963     762,499   1,075,963
Adesso Healthcare
 Technology
 Services, Inc.   Preferred      1995-
 (a) (b)          shares         2000       808,543   2,024,445            0   2,024,445           0
Adesso Healthcare
 Technology
 Services, Inc.   Convertible
 (a) (b)          note (2)       2000      $458,376     476,943      357,708     458,376     343,782
Atherotech,       Preferred      2000-
 Inc. (a)         shares         2001       892,857   2,000,000    1,875,000   1,500,000     900,000
CareCentric.
 Solutions,       Common
 Inc. (a)         shares         1999        25,810     206,718       36,312     206,718      34,544
Endocare, Inc.    Common         1996-
 (b)              shares         1999        49,764     163,874      397,863     163,874     317,246
Intella
 Interventional   Common
 Systems, Inc.(a) shares         1993           584           0            0           0           0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,      Preferred      1993-
 Inc.(a)          shares         1999       339,253     556,001       83,400     556,001      83,400
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring       1999-
                  2004-2006      2000        24,667           0            0           0           0
Periodontix,      Convertible    1999-
 Inc.(a)          notes (2)      2000      $273,000     316,556       47,483     302,296      45,344
Pharmadigm,       Preferred      1993-
 Inc.(a)          shares         1998       733,815   1,079,396      220,144   1,079,396     220,144
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares         1991       200,000     200,000      106,000     200,000     106,000
Physiometrix,     Common         1996-
 Inc.             shares         2000       139,769     285,023      419,307     285,023   2,227,569
R2 Technology,    Preferred      1994-
 Inc. (a)         shares         1996       468,541     537,080      791,287     537,080     593,465
Resolution
 Sciences         Preferred
 Corporation (a)  shares         2000       485,000     970,000      291,000     970,000     291,000
Resolution
 Sciences         Convertible
 Corporation (a)  note (2)       2001      $100,000     102,510       30,753          --         --
Sanarus Medical,  Preferred
 Inc.(a)(b)       shares         1999       260,000     390,000      390,000     390,000     117,000
Valentis, Inc.    Common         1994-
                  shares         1995       196,274     762,234    1,226,712     762,234   1,398,453
                                                     ----------   ----------  ----------  ----------
                                                     10,833,279    7,348,932  10,197,942   7,753,910
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Microelectronics
----------------
8.8% and 7.0% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
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

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.9% and 4.3% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests     various    $150,000      76,436       58,806      76,436      58,806
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests     various    $250,000     212,460      172,423     212,460     376,039
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests     various         400       1,000      263,115       1,000     263,115
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests     various    $500,000     398,082      237,631     376,107     277,112
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests     various    $175,006      47,814       32,526      47,814      66,703
                                                     ----------   ----------  ----------  ----------
                                                        735,792      764,501     713,817   1,041,775
                                                     ----------   ----------  ----------  ----------
Total equity investments-60.8% and 58.4% at
 June 30, 2001 and December 31, 2000, respectively   24,060,662   11,809,611  22,579,228  14,222,951
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Notes Receivable
----------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004       1999      $164,906     170,623      170,623     172,524     138,020

Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on         1999-
                  demand         2000    $4,000,000   5,446,529            0   5,446,529           0
                                                     ----------   ----------  ----------  ----------
Total notes receivable-0.9% and 0.5% at
 June 30, 2001 and December 31, 2000, respectively    5,617,152      170,623   5,619,053     138,020
                                                     ----------   ----------  ----------  ----------
Total investments-61.7% and 58.9% at
 June 30, 2001 and December 31, 2000, respectively  $29,677,814  $11,980,234 $28,198,281 $14,360,971
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 7 percent to 12 percent.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months            For the Six Months
                                                 Ended June 30,                 Ended June 30,
                                            ------------------------        ----------------------
                                              2001            2000            2001          2000
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest                 $  26,642    $   430,127      $    54,496  $    891,743
 Short-term interest income                   77,611         99,845          245,557       171,360
                                            --------     ----------         --------    ----------
   Total investment income                   104,253        529,972          300,053     1,063,103

Investment expenses:
 Management fees                              60,238         61,972          120,475       123,944
 Individual General Partners' compensation    14,430         15,311           23,449        21,808
 Investment operations                       170,524        353,327          238,363       450,880
 Administrative and investor services        471,426        192,342          693,037       334,655
 Professional fees                           103,621         16,644          150,694        34,603
 Computer services                            52,169         41,414           96,909        81,122
 Interest expense                                440             --           54,647            --
 Expenses absorbed by General Partners            --       (306,399)              --      (306,399)
                                           ---------     ----------        ---------    ----------
   Total investment expenses                 872,848        374,611        1,377,574       740,613
                                           ---------     ----------        ---------    ----------
Net investment (loss) income                (768,595)       155,361       (1,077,521)      322,490
                                           ---------     ----------        ---------    ----------
 Net realized gain (loss) from sales
  of equity investments                        3,456         (6,644)        (291,627)   14,098,680
 Realized gain from venture capital
  limited partnership investments             41,600        316,990          275,087       536,002
 Net realized loss on foreign currency            --       (126,781)              --      (126,781)
                                           ---------     ----------        ---------    ----------
Net realized income (loss)                    45,056        183,565          (16,540)   14,507,901
                                           ---------     ----------        ---------    ----------
(Decrease) increase in unrealized
 appreciation (depreciation):
  Equity investments                        (372,868)   (19,725,288)      (3,894,774)  (12,720,114)
STATEMENTS OF OPERATIONS (unaudited)(continued)
-----------------------------------------------

  Notes receivable                                --     (1,671,052)          34,504    (1,671,052)
  Net unrealized loss on foreign currency         --        (50,101)              --            --
                                           ---------     ----------         --------    ----------
Net decrease in unrealized appreciation
 (depreciation)                             (372,868)   (21,446,441)      (3,860,270)  (14,391,166)
                                           ---------     ----------        ---------    ----------
Net (decrease) increase in partners'
 capital resulting from operations       $(1,096,407)  $(21,107,515)     $(4,954,331) $    439,225
                                           =========     ==========        =========    ==========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                $     (2.71)  $     (41.94)     $    (12.26) $       1.74
                                           =========     ==========        =========    ==========























See accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                              2001             2000
                                           ---------         ---------

Net (decrease) increase in partners'
 capital resulting from operations       $(4,954,331)      $   439,225

Adjustments to reconcile net
(decrease) increase in partners'
 capital resulting from operations
 to net cash used by operating
 activities:
 Net realized loss (gain) from
  sales of equity investments                291,627       (14,098,680)
 Realized gain from venture capital
  limited partnership investments           (275,087)         (536,002)
 Net decrease (increase) in unrealized
  appreciation (depreciation):
  Equity investments                       3,894,774        12,720,114
  Notes receivable                           (34,504)        1,671,052
 Net realized loss on foreign currency
  transaction                                     --           126,781
 Increase in accrued interest on notes
  receivable                                 (42,516)         (868,577)
 Decrease in accounts payable
  and accrued expenses                       (17,870)          (26,307)
(Decrease) increase in due to related
  parties                                 (1,154,573)           83,417
 Other changes, net                          (37,970)           (3,135)
                                          ----------        ----------
Net cash used by operating activities     (2,330,450)         (492,112)
                                          ----------        ----------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                437,972        16,194,007
 Purchase of equity investments           (1,934,015)       (3,334,956)
 Notes receivable issued                          --        (2,750,000)
 Repayments of notes receivable                4,604         1,095,707
 Distributions from venture capital
  limited partnership investments             37,882           220,745
                                          ----------        ----------
  Net cash (used) provided by investing
   activities                             (1,453,557)       11,425,503
                                          ----------        ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
------------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings       (2,300,000)               --
 Distributions to Limited and General
  Partners                                        --        (7,348,554)
                                          ----------        ----------
  Net cash used by financing activities   (2,300,000)       (7,348,554)
                                          ----------        ----------
Effect of exchange rate changes on cash
 and cash equivalents                             --          (126,781)
                                          ----------        ----------
Net (decrease) increase in cash and
 cash equivalents                         (6,084,007)        3,458,056

Cash and cash equivalents at
 beginning of year                        13,261,432         6,356,856
                                          ----------        ----------
Cash and cash equivalents
 at June 30                              $ 7,177,425       $ 9,814,912
                                          ==========        ==========
Supplemental schedule of non-cash
  investing activity:

  Non-cash exercise of warrants          $        --       $    57,679
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2001 and December 31, 2000, was $24,796,024 and $22,933,547, respectively. At
June 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,     December 31,
                                          2001          2000
                                      -----------    -----------
Unrealized appreciation              $  3,609,116   $  5,855,071
Unrealized depreciation               (16,424,906)   (14,427,647)
                                       ----------     ----------
Net unrealized depreciation          $(12,815,790)  $ (8,572,576)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2001 and 2000, were as follows:

                                              2001           2000
                                            --------       --------
Management fees                            $120,475       $123,944
Reimbursable operating expenses             929,452        686,143
Individual General Partners' compensation    23,449         21,808
Expenses absorbed by General Partners            --       (306,399)

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total limited partner capital contributions. On December 8, 2000, the limited partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $332,773 due from related parties at June 30, 2001, compared to $821,222 due to related parties at December 31, 2000, for such reimbursable expenses. Included in the due from related parties at June 30, 2001 is $272,844, representing an overallocation of certain estimated expenses incurred in the quarter ended June 30, 2001. This amount was repaid in full to the Partnership on August 6, 2001.

Management fees due to the Managing General Partners were $20,079 and $20,657 at June 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair value of $186,256.


4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $1,807,752 and $2,248,462, respectively, and aggregate market values of $2,023,574 and $4,112,100, respectively. The net unrealized gains at June 30, 2001 and December 31, 2000 included gross gains of $598,831 and $2,615,765, respectively.

Restricted Securities
---------------------

At June 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $9,786,037 and $10,110,851, respectively, representing 50.3 percent and 41.4 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the six months ended June 30, 2001, are as follows:

Atherotech, Inc.
----------------

In March 2001, the Partnership purchased 142,857 Series C Preferred shares for $500,000.

Efficient Networks, Inc.
------------------------

In February 2001, the Partnership sold 10,216 common shares in the company for proceeds of $235,789 and realized a loss of $295,081.

In May, 2001, the Partnership sold 8,593 common shares in the company for proceeds of $201,935 and realized a gain of $3,208.

Innergy Power Corporation (formerly Portable Energy Products, Inc.)
-------------------------------------------------------------------

In May 2001, the company changed its name from Portable Energy Products, Inc. to Innergy Power Corporation. The Partnership funded a convertible note to the company in the amount of $150,000 with an interest rate of 8%. The note is due on demand.

In July 2001, the Partnership funded a convertible note to the company in the amount of $50,000 with the same terms as the May 2001 note.

iVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc.
In connection with this transaction, the Partnership's Women.com shares were exchanged for 83,111 iVillage common shares. The Partnership realized a gain of $248 on the sale of fractional shares.

Prolinx, Inc.
-------------

In March 2001, the Partnership funded a convertible note to the company in the amount of $161,081, with an interest rate of 10 percent and a maturity date of May 2, 2001.

In May 2001, the Partnership exercised a warrant for $8,542 and received 170,843 Series D Preferred shares with a cost basis of $252,847. Subsequent to the warrant exercise, the company recapitalized and the Partnership's Preferred shares were converted into 717,162 common shares. In conjunction with the recapitalization, the company converted a note, together with interest, totaling $238,170 into 264,633 Series A Preferred shares and purchased 833,333 Series A Preferred shares for $750,000.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $21,975 in venture capital limited partnership investments during the quarter ended March 31, 2001. The Partnership received stock distributions of Efficient Networks, Inc., Pegasus Communications Corporation and Virage, Inc. with a fair value of $237,205. The Partnership also received cash distributions of $37,882 from El Dorado Ventures III, L.P., Spectrum Equity Investors, L.P. and Trinity Ventures IV, L.P. These distributions were recorded as realized gains.

The Partnership recorded a $299,249 decrease in fair value primarily as a result of the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2001          2000
                                               --------      --------
Balance at January 1                           $138,020    $2,569,534

Notes receivable issued                              --     2,750,000
Repayments of notes receivable                   (4,604)   (1,095,707)
Change in accrued interest receivable             2,703       861,558
Notes and interest converted to equity
 investments                                         --      (255,108)
Net increase (decrease) in unrealized
 depreciation of notes receivable                34,504    (1,671,052)
                                                -------     ---------
Balance at June 30                             $170,623    $3,159,225
                                                =======     =========

The interest rate on notes receivable at June 30, 2001 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $170,623, due 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2001 and December 31, 2000 consisted of:

                                                  2001           2000
                                                --------        ------
Demand accounts                               $   25,898    $   363,608
Money market accounts                          7,151,527     10,597,824
Cash pledged as collateral for
 short-term borrowings                                --      2,300,000
                                               ---------     ----------
 Total                                        $7,177,425    $13,261,432
                                               =========     ==========

7.     Distributions
       -------------

In December 1999, the Managing General Partners declared a tax distribution for Unit holders as of December 31, 1999 totaling $5,412,980, of which $86,914 and $5,326,066 was paid to the General Partners and Limited Partners, respectively, in February 2000. In the quarter ended June 30, 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners. There were no distributions in the six months ending June 30, 2001.


8.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $2,300,000 from a commercial financial institution. The Partnership pledged $2,300,000 in cash as collateral for the note. The note and accrued interest were repaid on March 31, 2001. Interest expense for the six months ended June 30, 2001 was $54,647.

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2001 the Partnership had the following unfunded commitments:

TYPE
----
Equity investments                                  $100,000
Equipment lease guarantees                           350,000
                                                     -------
     Total                                          $450,000
                                                     =======

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. This matter is currently in arbitration and a final decision may be made in December 2001. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

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

During the six months ended June 30, 2001, net cash used by operating activities totaled $2,330,450. The Partnership paid management fees of $121,053 to the Managing General Partners and reimbursed related parties for other investment expenses of $2,083,447. In addition, $23,449 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $305,391 and $54,647, respectively. Interest income of $257,537 was received.

During the six months ended June 30, 2001, equity investments of $1,934,015 were funded primarily to portfolio companies in the biotechnology, information technology and medical industries. Proceeds from the sale of equity investments were $437,972 and repayments of notes receivable were $4,604. Cash distributions of $37,882 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $2,300,000. At June 30, 2001, the Partnership had commitments to fund additional investments totaling $450,000.

Cash and cash equivalents at June 30, 2001, were $7,177,425. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,096,407 for the quarter ended June 30, 2001, compared to a net decrease in partners' capital resulting from operations of $21,107,515 for the same period in 2000.

Net unrealized depreciation on equity investments was $12,251,051 and $11,878,183 at June 30, 2001 and March 31, 2001, respectively. During the quarter ended June 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $372,868 compared to an increase in unrealized depreciation of $19,725,288 during 2000. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., partially offset by increases in the fair values of companies in the medical industry. The 2000 increase in net unrealized depreciation on investments was primarily due to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

Net unrealized depreciation on notes receivable was $5,446,529 at June 30, 2001 and March 31, 2001. During the quarter ended June 30, 2001, there was no net increase in unrealized depreciation of notes receivable. During the quarter ended June 30, 2000 the Partnership recorded a $1,671,052 decrease in the fair value of notes receivable.

Total investment expenses were $872,848 for the quarter ended June 30, 2001, compared to $374,611 for the same period in 2000. The increase was primarily due to increased administrative and investor services costs, increased professional fees and the removal of the limit on reimbursement of investment expenses in December 2000, partially offset by a decrease in investment monitoring activity.

For the quarters ended June 30, 2001 and 2000, interest income was $104,253 and $529,972, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Net realized gain from venture capital limited partnerships totaled $41,600 and $316,990 in the quarters ended June 30, 2001 and 2000, respectively. The gain represented distributions from profits of venture capital limited partnerships.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
Year
----

Net decrease in partners' capital resulting from operations was $4,954,331 for the six months ended June 30, 2001, compared to a net increase in partners' capital resulting from operations of $439,225 for the same period in 2000.

For the six months ended June 30, 2001, net realized loss from equity investment sales of $291,627 primarily related to the sale of Efficient Networks, Inc. Net realized gain from sales of equity investments was $14,098,680 for the six months ended June 30, 2000, and primarily related to the sale of Pilot Network Services, Inc., Oxford GlycoSciences, Plc and Valentis, Inc.

Net unrealized depreciation on equity investments were $12,251,051 and $8,356,277 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $3,894,774 compared to an increase in net unrealized depreciation of $12,720,114 during 2000. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc. and a decrease in the publicly-traded price of Physiometrix, Inc. In 2000, the increase in net unrealized depreciation was mainly attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

Net unrealized depreciation on notes receivable was $5,446,529 and $5,481,033 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the net decrease in unrealized depreciation of notes receivable was $34,504. During the six months ended June 30, 2000, the Partnership recorded a $1,671,052 decrease in the fair value of notes receivable.

Total investment expenses were $1,377,574 and $740,613 for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily due to increased administrative and investor services costs, increased professional fees and the removal of the limit on reimbursement of investment expenses in December 2000, partially offset by a decrease in investment monitoring activity.

During the six months ended June 30, 2001 and 2000, interest income was $300,053 and $1,063,103, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

During the six months ended June 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $275,087. During the same period in 2000, there were gains of $536,002. The gains represented distributions from profits of venture capital limited partnership investments.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 13, 2001   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.