Form 10-Q
period 2001-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2001-11-09
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

No active market for the units of limited partnership interests
("Units") exists, and therefore the fair value of such Units cannot be determined.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                           September 30,       December 31,
                                               2001               2000
                                           ------------        ------------
ASSETS

Equity investments (cost of
 $20,964,477 and $22,579,228 at
 2001 and 2000, respectively)                $10,328,767       $14,222,951
Notes receivable, net (cost of
 $5,623,895 and $5,619,053 at
 2001 and 2000, respectively)                    177,366           138,020
                                              ----------        ----------
     Total investments                        10,506,133        14,360,971

Cash and cash equivalents                      7,043,969        13,261,432
Other assets                                     116,013            15,391
                                              ----------        ----------
     Total assets                            $17,666,115       $27,637,794
                                              ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    50,492       $    89,604
Short-term borrowings                                 --         2,300,000
Due to related parties                           119,514           841,879
                                              ----------        ----------
     Total liabilities                           170,006         3,231,483

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 units outstanding) 20,851,136        27,692,235
 General Partners                             (3,355,027)       (3,285,924)
                                              ----------        ----------
     Total partners' capital                  17,496,109        24,406,311
                                              ----------        ----------
     Total liabilities and partners' capital $17,666,115       $27,637,794
                                              ==========        ==========



The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal         (unaudited)
                                          Amount or      September 30, 2001      December 31, 2000
Industry                                  Shares at      ------------------      -----------------
(1)                          Investment  September 30,   Cost         Fair       Cost        Fair
Company            Position      Date       2001         Basis        Value      Basis       Value
----------------   --------  ----------  -------------   -----        -----      -----       -----

Equity Investments
------------------

Biomedical
----------
0.5% and 0.9% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Axys
 Pharmaceuticals, Common
 Inc.             shares         2000        30,000 $   141,000  $    91,530  $  188,000  $  225,000
                                                     ----------   ----------  ----------  ----------
                                                        141,000       91,530     188,000     225,000
                                                     ----------   ----------  ----------  ----------

Biotechnology
-------------
4.8% and 9.1% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Molecular
 Geriatrics       Common
 Corporation (a)  shares         1993        47,170     250,000       24,764     250,000      33,019
Prolinx, Inc.(a)  Preferred
                  shares         2001     1,097,966     988,170      494,085   2,514,023   1,982,702
Prolinx, Inc.(a)  Common         1995-
                  shares         2000       717,162   2,766,870      322,722          --          --


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Prolinx, Inc.(a)  Convertible    2000-
                  notes          2001            --          --           --      73,601      25,760
Prolinx, Inc.     Common and
 (a)              Preferred share
                  warrants
                 (terms to be    1998-
                  determined)    2001           TBD       6,061            0     247,949     176,395
                                                      ---------   ----------  ----------   ---------
                                                      4,011,101      841,571   3,085,573   2,217,876
                                                      ---------   ----------  ----------  ----------

Communications
--------------
0.5% and 1.6% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------

Efficient         Common
 Networks, Inc.   shares         2000            --          --           --     530,870     145,578
eoSports,         Preferred
 Incorporated (a) shares         2000            --          --           --     652,000      65,200
Pegasus
 Communications   Common         2000-
 Corporation      shares         2001         1,988      54,461       13,916      25,896      25,596
Positive
 Communications,  Preferred      1994-
 Inc.(a)          shares         1999       200,801     253,009            0     253,009      37,951
Positive
 Communications,  Common
 Inc.(a)          shares         1999       303,599   1,076,011            0   1,076,011      57,380
Positive          Common share
 Communications,  warrants at
 Inc.(a)          $.50; expiring
                  2001           1996         5,537           6            0          10       1,054

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
iVillage Inc.
(formerly
 Women.com        Common         1996-
 Networks, Inc.)  shares         2000        83,111     301,403       74,800     301,403      56,474
                                                     ----------   ----------  ----------  ----------
                                                      1,684,890       88,716   2,839,199     389,233
                                                     ----------   ----------  ----------  ----------

Computer Systems and Software
-----------------------------
0.2% and 1.2% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Ascent Logic      Preferred
 Corporation(a)   shares         1992       425,532     396,000            0     396,000      14,894
Ascent Logic      Common
 Corporation(a)   shares         1997        36,443      23,795            0      23,795       1,275
Audio
 Basket.com,      Preferred
 Inc. (a)         shares         2000       632,912   1,000,000            0   1,000,000     250,000
Lynk Systems,     Common
 Inc.(a)          share          1998       105,000      38,500       31,500      38,500      15,750
                                                     ----------   ----------  ----------  ----------
                                                      1,458,295       31,500   1,458,295     281,919
                                                     ----------   ----------  ----------  ----------

Environmental
-------------
0.0% and 0.1% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares         1999         1,806      35,560        5,056      35,560      17,698
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009  1999         1,806       1,806          180       1,806         632
                                                     ----------   ----------  ----------  ----------
                                                         37,366        5,236      37,366      18,330
                                                     ----------   ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
4.1% and 1.8% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------

Innergy Power
 Corporation
(formerly
 Portable Energy
 Products, Inc.)  Preferred      1995-
 (a) (b)          shares         2001       736,247   2,687,976      515,373   2,678,636     363,452
Innergy Power
 Corporation
(formerly
 Portable Energy  Common and
 Products, Inc.)  Preferred share
 (a) (b)          warrants at
                  $.60-$10.00;
                  expiring       1997-
                  2001-2006      2001       480,233       4,186      116,461       4,186      87,858
Innergy Power
 Corporation
(formerly
 Portable Energy
 Products, Inc.)  Convertible
 (a) (b)          note (2)       2001      $244,000     246,580       86,303          --          --
                                                     ----------   ----------  ----------  ----------
                                                      2,938,742      718,137   2,682,822     451,310
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
1.5% and 0.6% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
WorldRes, Inc.    Common         1997-
 (a) (b)          shares         2001       222,063   1,059,652      266,475     819,652     140,556
WorldRes, Inc.    Common
 (a) (b)          share warrants
                  at $3.70;
                  expiring
                  2002           1997           253          62            0          62           0
                                                     ----------   ----------  ----------  ----------
                                                      1,059,714      266,475     819,714     140,556
                                                     ----------   ----------  ----------  ----------

Medical
-------
34.3% and 31.8% at September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------
Acusphere, Inc.   Preferred      1995-
 (a)              shares         1997       377,531     762,499    1,075,963     762,499   1,075,963
Adesso Healthcare
 Technology
 Services, Inc.   Preferred      1995-
 (a) (b)          shares         2000            --          --           --   2,024,445           0
Adesso Healthcare
 Technology
 Services, Inc.   Convertible
 (a) (b)          note           2000            --          --           --     458,376     343,782
Atherotech,       Preferred      2000-
 Inc. (a)         shares         2001       892,857   2,000,000    1,875,000   1,500,000     900,000
CareCentric.
 Solutions,       Common
 Inc.             shares         1999        25,810     206,718       43,877     206,718      34,544
Endocare, Inc.    Common         1996-
 (b)              shares         1999        49,764     163,874      436,928     163,874     317,246
Intella
 Interventional   Common
 Systems, Inc.(a) shares         1993           584           0            0           0           0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,      Preferred      1993-
 Inc.(a)          shares         1999       339,253     556,001            0     556,001      83,400
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring       1999-
                  2004-2006      2000        24,667           0            0           0           0
Periodontix,      Convertible    1999-
 Inc.(a)          notes (2)      2000      $273,000     323,807      164,602     302,296      45,344
Pharmadigm,       Preferred      1993-
 Inc.(a)          shares         1998       733,815   1,079,396      220,144   1,079,396     220,144
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares         1991       200,000     200,000      106,000     200,000     106,000
Physiometrix,     Common         1996-
 Inc.             shares         2000       139,769     285,023      148,155     285,023   2,227,569
R2 Technology,    Preferred      1994-
 Inc. (a)         shares         1996       468,541     537,080      791,287     537,080     593,465
Resolution
 Sciences         Preferred
 Corporation (a)  shares         2000       485,000     970,000      291,000     970,000     291,000
Resolution
 Sciences         Convertible
 Corporation (a)  note (2)       2001      $100,000     104,445       31,333          --         --
Sanarus Medical,  Preferred
 Inc.(a)(b)       shares         1999       260,000     390,000      224,900     390,000     117,000
Valentis, Inc.    Common         1994-
                  shares         1995       196,274     762,234      588,822     762,234   1,398,453
                                                     ----------   ----------  ----------  ----------
                                                      8,341,077    5,998,011  10,197,942   7,753,910
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Microelectronics
----------------
9.7% and 7.0% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
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

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.3% and 4.3% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests     various    $150,000      76,436       55,876      76,436      58,806
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests     various    $250,000     212,460       51,708     212,460     376,039
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests     various         400       1,000      323,194       1,000     263,115
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests     various    $500,000     398,082      121,318     376,107     277,112
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests     various    $175,006      47,814       32,453      47,814      66,703
                                                     ----------   ----------  ----------  ----------
                                                        735,792      584,549     713,817   1,041,775
                                                     ----------   ----------  ----------  ----------
Total equity investments-58.9% and 58.4% at
 September 30, 2001 and December 31, 2000,
 respectively                                        20,964,477   10,328,767  22,579,228  14,222,951
                                                     ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Notes Receivable
----------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004       1999      $164,906     177,366      177,366     172,524     138,020
Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on         1999-
                  demand         2000    $4,000,000   5,446,529            0   5,446,529           0
                                                     ----------   ----------  ----------  ----------
Total notes receivable-1.0% and 0.5% at
 September 30, 2001 and December 31, 2000,
 respectively                                         5,623,895      177,366   5,619,053     138,020
                                                     ----------   ----------  ----------  ----------
Total investments-59.9% and 58.9% at
 September 30, 2001 and December 31, 2000,
 respectively                                       $26,588,372  $10,506,133 $28,198,281 $14,360,971
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 7.5 percent to 12 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months           For the Nine Months
                                               Ended September 30,            Ended September 30,
                                             ----------------------         ----------------------
                                              2001            2000            2001          2000
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest                 $  27,757    $   524,910      $    82,253  $  1,416,653
 Short-term interest income                   58,786        155,745          304,343       327,105
                                            --------     ----------         --------    ----------
   Total investment income                    86,543        680,655          386,596     1,743,758

Investment expenses:
 Management fees                              60,237         61,972          180,712       185,916
 Individual General Partners' compensation    10,043          6,102           33,492        27,910
 Investment operations                        57,273        128,114          295,636       578,994
 Administrative and investor services        282,970        183,227          976,007       517,882
 Professional fees                            56,085         43,741          206,779        78,344
 Computer services                            49,508         48,785          146,417       129,907
 Interest expense                                 --             --           54,647            --
 Expenses absorbed by General Partners            --       (246,410)              --      (552,809)
                                           ---------     ----------        ---------    ----------
   Total investment expenses                 516,116        225,531        1,893,690       966,144
                                           ---------     ----------        ---------    ----------
 Net investment (loss) income               (429,573)       455,124       (1,507,094)      777,614
                                           ---------     ----------        ---------    ----------
 Net realized (loss) gain from sales
  of equity investments                       (8,915)     3,847,202         (300,542)   17,945,882
 Realized loss from equity investment
  write off                               (3,161,092)            --       (3,161,092)           --
 Realized gain from venture capital
  limited partnership investments             28,368        501,583          303,455     1,037,585
 Net realized loss on foreign currency            --             --               --      (126,781)
                                           ---------     ----------        ---------    ----------
 Net realized (loss) income               (3,141,639)     4,348,785       (3,158,179)   18,856,686
                                           ---------     ----------        ---------    ----------

STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Increase (decrease) in unrealized
  appreciation (depreciation):
  Equity investments                       1,615,341     (8,425,592)      (2,279,433)  (21,145,706)
  Notes receivable                                --     (3,775,477)          34,504    (5,446,529)
                                           ---------     ----------        ---------    ----------
Net increase (decrease) in unrealized
 appreciation (depreciation)               1,615,341    (12,201,069)      (2,244,929)  (26,592,235)
                                           ---------     ----------        ---------    ----------
Net decrease in partners'
 capital resulting from operations       $(1,955,871)  $ (7,397,160)     $(6,910,202) $ (6,957,935)
                                           =========     ==========        =========    ==========
Net decrease in partners'
 capital resulting from operations
 per Unit                                $     (4.84)  $     (14.81)     $    (17.10) $     (13.07)
                                           =========     ==========        =========    ==========























The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Nine Months Ended Sept 30,
                                       ---------------------------------
                                              2001             2000
                                           ---------         --------

Net decrease in partners'
 capital resulting from operations       $(6,910,202)     $(6,957,935)

Adjustments to reconcile net
 decrease in partners'
 capital resulting from operations
 to net cash used by operating
 activities:
 Net realized loss (gain) from
  sales of equity investments                300,542      (17,945,882)
 Realized loss from equity
  investment write off                     3,161,092               --
 Realized gain from venture capital
  limited partnership investments           (303,455)      (1,037,585)
 Net decrease (increase) in unrealized
  appreciation (depreciation):
  Equity investments                       2,279,433       21,145,706
  Notes receivable                           (34,504)       5,446,529
 Net realized loss on foreign currency
  transaction                                     --          126,781
 Increase in accrued interest on notes
  receivable                                 (70,272)      (1,387,737)
 Decrease in accounts payable
  and accrued expenses                       (39,112)          (7,501)
(Decrease) increase in due to related
  parties                                   (722,365)          60,379
 Other changes, net                         (100,622)          (6,765)
                                          ----------       ----------
Net cash used by operating activities     (2,439,465)        (564,010)
                                          ----------       ----------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                479,998       20,458,593
 Purchase of equity investments           (2,025,482)      (4,609,956)
 Notes receivable issued                          --       (3,250,000)
 Repayments of notes receivable                4,604        1,110,465
 Distributions from venture capital
  limited partnership investments             62,882          517,544
                                          ----------       ----------
  Net cash (used) provided by investing
   activities                             (1,477,998)      14,226,646
                                          ----------       ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
------------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings       (2,300,000)               --
 Distributions to Limited and General
  Partners                                        --        (7,348,554)
                                           ---------        ----------
  Net cash used by financing activities   (2,300,000)       (7,348,554)
                                           ---------        ----------
Effect of exchange rate changes on cash
 and cash equivalents                             --          (126,781)
                                           ---------        ----------
Net (decrease) increase in cash and
 cash equivalents                         (6,217,463)        6,187,301

Cash and cash equivalents at
 beginning of year                        13,261,432         6,356,856
                                          ----------        ----------
Cash and cash equivalents
 at September 30                         $ 7,043,969       $12,544,157
                                          ==========       ===========
Supplemental schedule of non-cash
  investing activity:

  Non-cash exercise of warrants          $     9,340       $   101,566
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2001 and December 31, 2000, was $21,713,015 and $22,933,547, respectively.
At September 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                     September 30,   December 31,
                                         2001           2000
                                     ------------    -----------
Unrealized appreciation              $  3,006,978   $  5,855,071
Unrealized depreciation               (14,213,860)   (14,427,647)
                                       ----------     ----------
Net unrealized depreciation          $(11,206,882)  $ (8,572,576)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2001 and 2000, were as follows:

                                              2001           2000
                                            --------       --------
Management fees                          $  180,712       $185,916
Reimbursable operating expenses           1,243,012        948,536
Individual General Partners' compensation    33,492         27,910
Expenses absorbed by General Partners            --       (552,809)

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total limited partner capital contributions. On December 8, 2000, the limited partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $99,435 and $821,222 at September 30, 2001 and December 31, 2000, respectively.

Management fees due to the Managing General Partners were $20,079 and $20,657 at September 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc. options at an exercise price higher than the current market value. At September 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $207,619.


4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $1,750,839 and $2,248,462, respectively, and aggregate market values of $961,100 and $4,112,100, respectively. The net unrealized loss at September 30, 2001 and net unrealized gain at December 31, 2000 included gross gains of $0 and $2,615,765, respectively.

Restricted Securities
---------------------

At September 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $9,367,667 and $10,110,851, respectively, representing 53.5 percent and 41.4 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the nine months ended September 30, 2001, are as follows:

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the quarter and the Partnership is not expecting any return on its investment. Preferred shares and convertible notes totaling $2,509,092 were written off as of September 30, 2001.

Atherotech, Inc.
----------------

In March 2001, the Partnership purchased 142,857 Series C Preferred shares for $500,000.

Axys Pharmaceuticals, Inc.
--------------------------

In September 2001, the Partnership sold 10,000 common shares in the company for proceeds of $34,394 and realized a loss of $12,606.

Efficient Networks, Inc.
------------------------

In February 2001, the Partnership sold 10,216 common shares in the company for proceeds of $235,789 and realized a loss of $295,081.

In May, 2001, the Partnership sold 8,593 common shares in the company for proceeds of $201,935 and realized a gain of $3,208.

eoSports, Incorporated
-----------------------

The company ceased operations and the Partnership is not expecting any return on its investment. Preferred shares totaling $652,000 were written off as of September 30,2001.

Innergy Power Corporation (formerly Portable Energy Products, Inc.)
-------------------------------------------------------------------

In May 2001, the company changed its name from Portable Energy Products, Inc. to Innergy Power Corporation. The Partnership funded a convertible note to the company in the amount of $150,000.

In July 2001, the Partnership funded a convertible note to the company in the amount of $50,000.

In August 2001, outstanding notes and interest totaling $202,533 along with $41,467 additional funding from the Partnership were converted to a new note in the amount of $244,000. The note bears interest at 8% and is due on demand. In addition, the Partnership net exercised a Series A preferred share warrant for 18,681 shares at $1.00 each and received 9,340 shares with a cost basis of $9,340. The Partnership realized a gain of $9,340 on the warrant exercise.

iVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc.
In connection with this transaction, the Partnership's Women.com shares were exchanged for 83,111 iVillage common shares. The Partnership realized a gain of $248 on the sale of fractional shares.

Periodontix, Inc.
-----------------

The assets of the company have been acquired by Demegen, Inc. effective July 16, 2001. The fair value of the Partnership's expected proceeds is approximately $164,602.

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

Virage, Inc.
------------

In September 2001, the Partnership sold its entire investment in the company for proceeds of $7,632 and realized a loss of $5,649.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $21,975 in venture capital limited partnership investments during the quarter ended March 31, 2001. The Partnership received stock distributions of Efficient Networks, Inc., Pegasus Communications Corporation and Virage, Inc. with a fair value of $240,573. The Partnership also received cash distributions of $62,882 from El Dorado Ventures III, L.P., O,W&W Pacrim Investments Limited, Spectrum Equity Investors, L.P. and Trinity Ventures IV, L.P. These distributions were recorded as realized gains.

In the nine months ended September 30, 2001, the Partnership recorded a $479,201 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

Subsequent Events
-----------------

Subsequent to September 30, 2001, the Partnership purchased 447,534 common shares in Matrix Pharmaceutical, Inc. for $311,970.


5.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2001          2000
                                               --------      --------
Balance at January 1                           $138,020    $2,569,534

Notes receivable issued                              --     3,250,000
Repayments of notes receivable                   (4,604)   (1,110,465)
Change in accrued interest receivable             9,446     1,374,219
Notes and interest converted to equity
 investments                                         --      (456,116)
Net decrease (increase) in unrealized
 depreciation of notes receivable                34,504    (5,446,529)
                                                -------     ---------
Balance at June 30                             $177,366    $  180,643
                                                =======     =========

The interest rate on notes receivable at September 30, 2001 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $177,366, due 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2001 and December 31, 2000 consisted of:

                                                  2001           2000
                                                --------        ------
Demand accounts                               $  412,987    $   363,608
Money market accounts                          6,630,982     10,597,824
Cash pledged as collateral for
 short-term borrowings                                --      2,300,000
                                               ---------     ----------
 Total                                        $7,043,969    $13,261,432
                                               =========     ==========

7.     Distributions
       -------------

In December 1999, the Managing General Partners declared a tax distribution for Unit holders as of December 31, 1999 totaling $5,412,980, of which $86,914 and $5,326,066 was paid to the General Partners and Limited Partners, respectively, in February 2000. In the quarter ended September 30, 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners. There were no distributions in the nine months ending September 30, 2001.


8.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $2,300,000 from a commercial financial institution. The Partnership pledged $2,300,000 in cash as collateral for the note. The note and accrued interest were repaid on March 31, 2001. Interest expense for the nine months ended September 30, 2001 was $54,647.

9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2001 the Partnership had unfunded commitments for equipment lease guarantees of $350,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. This matter is currently in arbitration and a final decision may be made in December 2001. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding, but has incurred associated legal expenses.

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

During the nine months ended September 30, 2001, net cash used by operating activities totaled $2,439,465. The Partnership paid management fees of $181,290 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,964,799. In addition, $33,492 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $521,561 and $54,647, respectively. Interest income of $316,324 was received.

During the nine months ended September 30, 2001, equity investments of $2,025,482 were funded primarily to portfolio companies in the biotechnology, industrial/business automation, information technology and medical industries. Proceeds from the sale of equity investments were $479,998 and repayments of notes receivable were $4,604. Cash distributions of $62,882 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $2,300,000. At September 30, 2001, the Partnership had commitments for equipment lease guarantees totaling $350,000.

Cash and cash equivalents at September 30, 2001, were $7,043,969. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,955,871 for the quarter ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $7,397,160 for the same period in 2000.

Net unrealized depreciation on equity investments was $10,635,710 and $12,251,051 at September 30, 2001 and June 30, 2001, respectively. During the quarter ended September 30, 2001, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,615,341 compared to an increase in unrealized depreciation of $8,425,592 during 2000. The change in 2001 was primarily attributable to the write off of Adesso Healthcare Technology Services, Inc. and eoSports, Incorporated and an increase in the fair value of Prolinx, Inc., partially offset by decreases in the fair values of companies in the medical industry. The 2000 decrease was primarily due to decreases in the fair values of portfolio companies in the communications and medical industries along with decreases in the venture capital limited partnerships and a decrease due to the sale of Physiometrix, Inc. common shares.

Net unrealized depreciation on notes receivable was $5,446,529 at September 30, 2001 and June 30, 2001. During the quarter ended September 30, 2001, there was no net increase in unrealized depreciation of notes receivable. During the quarter ended September 30, 2000 the Partnership recorded a $3,775,477 decrease in the fair value of notes receivable primarily related to a portfolio company in the computer equipment, systems and software industry.

For the quarter ended September 20, 2001, net realized loss from equity investment sales was $8,915. During the same period in 2000, net realized gain from equity investment sales of $3,847,202 primarily related to the sale of Physiometrix, Inc.

During the quarter ended September 30, 2001, realized loss from equity investment write offs totaled $3,161,092. This amount relates to the write off of Adesso Healthcare Technology Services, Inc. and eoSports,
Incorporated. See Note 4 to the financial statements. There were no write offs during the same period in 2000.

For the quarters ended September 30, 2001 and 2000, interest income was $86,543 and $680,655, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Net realized gain from venture capital limited partnerships totaled $28,368 and $501,583 in the quarters ended September 30, 2001 and 2000, respectively. The gain represented distributions from profits of venture capital limited partnerships.

Total investment expenses were $516,116 for the quarter ended September 30, 2001, compared to $225,531 for the same period in 2000. The increase was primarily due to increased administrative and investor services costs, increased professional fees and the removal of the limit on reimbursement of investment expenses in December 2000, partially offset by a decrease in investment monitoring activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $6,910,202 for the nine months ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $6,957,935 for the same period in 2000.

Net unrealized depreciation on equity investments were $10,635,710 and $8,356,277 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $2,279,433 compared to an increase in net unrealized depreciation of $21,145,706 during 2000. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc. and a decrease in the publicly-traded prices of Physiometrix, Inc. and Valentis, Inc., partially offset by the write off of Adesso Healthcare Technology Services, Inc. and eoSports, Incorporated. In 2000, the increase in net unrealized depreciation was mainly attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

For the nine months ended September 30, 2001, net realized loss from equity investment sales of $300,542 primarily related to the sale of Efficient Networks, Inc. Net realized gain from sales of equity investments was $17,945,882 for the nine months ended September 30, 2000, and primarily related to the sale of Pilot Network Services, Inc., Oxford GlycoSciences, Plc, Physiomentrix, Inc. and Valentis, Inc.

Net unrealized depreciation on notes receivable was $5,446,529 and $5,481,033 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the net decrease in unrealized depreciation of notes receivable was $34,504. During the nine months ended September 30, 2000, the Partnership recorded a $5,446,529 decrease in the fair value of notes receivable primarily related to a portfolio company in the computer equipment, systems and software industry.

During the nine months ended September 30, 2001, realized loss from equity investment write offs totaled $3,161,092. This amount relates to the write off of Adesso Healthcare Technology Services, Inc. and eoSports,
Incorporated. See Note 4 to the financial statements. There were no write offs during the same period in 2000.

During the nine months ended September 30, 2001 and 2000, interest income was $386,596 and $1,743,758, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Total investment expenses were $1,893,690 and $966,144 for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily due to increased administrative and investor services costs, increased professional fees and the removal of the limit on reimbursement of investment expenses in December 2000, partially offset by a decrease in investment monitoring activity.

During the nine months ended September 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $303,455. During the same period in 2000, there were gains of $1,037,585. The gains represented distributions from profits of venture capital limited partnership investments.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  November 8, 2001   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.