Form 10-K
period 2001-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2002-03-22
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2001

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                             94-3094910
-------------------------------    ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)

1035 Suncast Lane, Suite 122
El Dorado Hills, California                                   95762
---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                              (916) 941-7550
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. For the period from June 26, 1989, through May of 1990, the Partnership was inactive. The Partnership commenced selling Units of limited partnership interest (Units) in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's original contributed capital was $40,040,046 consisting of $40,000,000 from Limited Partners for 400,000 Units and $40,046 from the General Partners, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The General Partners do not own any Units.

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002 pursuant to unanimous approval by the Independent General Partners in 1999. On March 15, 2002, the Independent General Partners recommended a proxy be sent to the Limited Partners requesting an extension of the Partnership's term to December 31, 2003, and to authorize the Partnership's Individual General Partners to extend the Partnership for up to two one-year additional terms.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has indicated that it will petition for reconsideration and, if necessary, will appeal.

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

There were no matters submitted to a vote of the limited partners during 2001.



                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 2001, there were 6,620 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                               ------------------------------------------
                                       2001         2000         1999         1998         1997
                                      ------       ------       ------       ------       ------
Total interest income            $  443,273  $   1,994,791 $   290,090  $     16,681 $    109,168
Total dividend income                    --             --          --            --      280,010
Net investment loss              (2,033,046)      (770,603)   (933,174)   (1,792,028)    (678,851)
Net realized (loss) gain
 from sales of equity
 investments                       (914,464)    17,309,822   9,932,257         5,305    3,781,057
Realized losses from
 impairment write-downs          (4,909,913)      (693,782)     (2,615)   (3,375,003)  (1,059,212)
Recoveries from investments
 previously written-off             107,816             --          --            --           --
Net realized gain from
 venture capital limited
 partnership investments            330,123      1,183,654     501,038       237,354       38,757
Net realized loss on
 foreign currency                        --       (126,781)         --            --           --
Increase (decrease) in
 unrealized appreciation
 (depreciation):
  Equity investments                796,107    (27,693,162)  2,923,379     2,139,142    8,572,830
  Notes receivable                  (52,415)            --  (5,481,033)           --           --
  Other investments                      --             --          --       265,720     (265,720)
Net (decrease) increase in
 partners' capital resulting
 from operations                 (6,675,792)   (16,271,885) 12,420,885    (2,519,510)   10,388,861
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit (1)        (16.52)        (34.76)      25.20         (6.14)        25.77
Total assets                     19,109,600     27,637,794  48,110,924    37,702,090     9,415,870
Distributions declared                   --      1,935,574   6,657,582            --            --
Distributions declared
 per Unit (2)                            --             --       13.32            --            --

(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net (decrease) increase in partners' capital resulting from operations per Unit.

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

During the year ended December 31, 2001, net cash used by operating activities totaled $3,392,433. The Partnership paid management fees of $236,259 to the Managing General Partners and reimbursed related parties for operating expenses of $2,334,977. In addition, $45,560 was paid to the Individual General Partners as compensation for their services. Other investment expenses and interest expense of $1,082,195 and $54,660 were paid, respectively. The Partnership received $361,218 in interest income.

In 2001, equity investments of $2,612,462 were funded to portfolio companies in the biotechnology, biomedical, medical, industrial/business automation and information technology industries. Proceeds from the sale of equity investments were $886,075, recoveries from investments previously written off were $107,816 and note repayments provided $4,604. Cash distributions of $87,882 were received from venture capital limited partnership investments. Net repayments of short-term borrowings totaled $1,100,000 in 2001. At December 31, 2001, the Partnership had commitments to fund additional investments totaling $650,000.

Cash and cash equivalents at December 31, 2001, were $7,222,914, $1,200,000 of which was pledged as collateral for short-term borrowings. The Partnership's short-term borrowing of $1,200,000 accrued interest at 4.75% and was repaid on March 15, 2002. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

2001 compared to 2000
---------------------

The net decrease in partners' capital resulting from operations was $6,675,792 and $16,271,885 for the years ended December 31, 2001 and 2000, respectively. The change was primarily due to decreased unrealized depreciation on equity investments and notes receivable and decreased investment expenses, partially offset by a decrease in net realized gain from sales of equity investments, an increase in realized losses from impairment write-downs, decreased interest income and a decrease in net realized gain from venture capital limited partnerships.

Unrealized depreciation on equity investments was $7,560,170 and $8,356,277 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the net decrease in unrealized depreciation of $796,107 was partially attributable to decreases in the publicly traded market prices of Physiometrix, Inc. and Valentis, Inc. and in the fair value of a private portfolio company in the biotechnology industry. These decreases were offset by equity investment sales and impairment write-downs during 2001 which resulted in a $5,497,389 decrease in unrealized depreciation as the depreciation was realized upon sale. The 2000 increase in unrealized depreciation of $27,693,162 was primarily attributable to decreases in the value of the partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

Unrealized depreciation on notes receivable investments was $5,533,448 and $5,481,033 at December 31, 2001 and 2000,
respectively. During 2001, the Partnership recorded an increase in unrealized depreciation of $52,415 primarily related to the fair value of loans made to a portfolio company in the industrial/business automation industry. During 2000, the Partnership recorded a change in unrealized depreciation of notes receivable of $5,481,033 primarily related to loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry.

Net realized loss from sales of equity investments during the year ended December 31, 2001 totaled $914,464 and primarily resulted from the Partnership's sale of its investments in AudioBasket.com, Inc. and Efficient Networks, Inc. During 2000, net realized gain from sales of equity investments of $17,309,822 primarily related to sales of shares in Pilot Network Services, Inc., Oxford GlycoSciences Plc, Physiometrix, Inc. and Valentis, Inc.

Impairment write-downs on investments totaling $4,909,913 were recorded during the year ended December 31, 2001. The Partnership wrote off its investments in Adesso Healthcare Technology Services, Inc., eoSports, Inc., Ascent Logic Corporation and Positive Communications, Inc. which all ceased operations during 2001. During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $693,782, which represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

Investment expenses were $2,476,319 and $2,715,394 for 2001 and 2000, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in prior years, but not previously billed to the Partnership. If these expenses had been billed in prior years, investment expenses for 2000 would have been $2,519,359.

Interest income was $443,273 and $1,944,791 for the years ended
December 31, 2001 and 2000, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Net realized gain from venture capital limited partnerships totaled $330,123 and $1,183,654 in 2001 and 2000, respectively.
The gains represented distributions from profits of venture capital limited partnerships.

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

Unrealized depreciation on equity investments was $8,356,277 at December 31, 2000, compared to unrealized appreciation on equity investments of $19,336,885 at December 31, 1999. During the year ending December 31, 2000, the net increase in unrealized depreciation of $27,693,162 was primarily attributable decreases in the value of the partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities. During 1999, the net increase in unrealized appreciation of equity investments of $2,923,379 was primarily due to portfolio companies in the communications, medical and information technology industries.

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

Investment expenses were $2,715,394 and $1,223,264 for 2000 and 1999, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners absorbed $259,468 in 1999 for investment expenses in excess of 1 percent of total Limited Partner capital contributions. At a meeting on December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $1,361,571 in 2000. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years and had the expense limitation not been in effect in 1999, operating expenses for 2000 and 1999 would have been $2,519,359 and $1,576,142, respectively. In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $124,691.

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

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Individual General Partners are responsible for the management and administration of the Partnership. The Individual General Partners consist of the three Independent General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation
(TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on December 8, 2000, which information is incorporated herein by reference. One Independent General Partner withdrew from his position effective March 16, 2002, and a successor will be designated.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2001, the Partnership incurred $233,047 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Independent General Partners each receive $6,000 annually, plus $1,000 and related expenses for each attended meeting of the Individual General Partners and committees thereof. For the year ended December 31, 2001, $45,560 of such fees were incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. Two of the three Independent General Partners each own 20 Units and the third owns 70 Units, 20 Units as an Independent General Partner and 50 Units personally. Effective March 16, 2002, the Independent General Partner owning 70 Units withdrew from his position and his 20 Independent General Partner Units will be transferred to his successor. The Individual General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

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


                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and
                   for the years ended December 31, 2001 and 2000
                  Independent Auditors' Report for the year ended
                   December 31, 1999
                  Balance Sheets as of December 31, 2001
                   and 2000
                  Statements of Investments as of
                   December 31, 2001 and 2000
                  Statements of Operations for the years
                   ended December 31, 2001, 2000 and 1999
                  Statements of Partners' Capital for the years
                   ended December 31, 2001, 2000 and 1999
                  Statements of Cash Flows for the years
                   ended December 31, 2001, 2000 and 1999
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------



To the Partners of
    Technology Funding Venture Partners V,
    An Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 15, 2002

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------






The Partners
   Technology Funding Venture Partners V,
   An Aggressive Growth Fund, L.P.:


We have audited the accompanying statements of operations, partners' capital, and cash flows of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                                   /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               2001           2000
                                              ------         ------
ASSETS

Investments:
 Equity investments (cost basis of
  $18,819,615 and $22,579,228 for
  2001 and 2000, respectively)           $11,259,445    $14,222,951
 Notes receivable, net, (cost basis
  of $5,620,368 and $5,619,053 for 2001
  and 2000, respectively)                     86,920        138,020
                                          ----------     ----------
     Total investments                    11,346,365     14,360,971

Cash and cash equivalents                  7,222,914     13,261,432
Other assets                                 540,321         15,391
                                          ----------     ----------
     Total assets                        $19,109,600    $27,637,794
                                          ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $   104,582    $    89,604
Due to related parties                        74,499        841,879
Short-term borrowings                      1,200,000      2,300,000
                                          ----------     ----------
     Total liabilities                     1,379,081      3,231,483

Commitments and contingencies

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                            17,730,519     24,406,311
                                          ----------     ----------
     Total liabilities and
      partners' capital                  $19,109,600    $27,637,794
                                          ==========     ==========


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or     December 31, 2001     December 31, 2000
Industry                                   Shares at     ------------------    -----------------
(1)                          Investment  December 31,    Cost        Fair       Cost       Fair
Company            Position     Date        2001         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----

Equity Investments
------------------

Biomedical
----------
4.6% and 0.9% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Celera Genomics
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares        2000        4,065 $   141,000  $   108,495  $  188,000  $  225,000
Matrix
 Pharmaceuticals, Common
 Inc.             shares        2001      447,534     311,970      702,629          --          --
                                                   ----------   ----------  ----------  ----------
                                                      452,970      811,124     188,000     225,000
                                                   ----------   ----------  ----------  ----------

Biotechnology
-------------
4.6% and 9.1% at December 31, 2001 and 2000, respectively
---------------------------------------------------------

Molecular
 Geriatrics       Common
 Corporation (a)  shares        1993       47,170     250,000        4,245     250,000      33,019


Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2000      717,162   2,766,870      322,722          --          --
Prolinx, Inc.     Preferred     1995-
 (a) (b)          shares        2001    1,098,169     988,170      494,176   2,514,023   1,982,702
Prolinx, Inc.     Convertible
 (a) (b)          Note          2000           --          --           --      73,601      25,760
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001       20,361       6,061            0     247,949     176,395
                                                    ---------   ----------  ----------   ---------
                                                    4,011,101      821,143   3,085,573   2,217,876
                                                    ---------   ----------  ----------  ----------

Communications
--------------
1.0% and 1.6% at December 31, 2001 and 2000, respectively
---------------------------------------------------------

Efficient         Common
 Networks, Inc.   shares        2000           --          --           --     530,870     145,578
eoSports,         Preferred
 Incorporated (a) shares        2000           --          --           --     652,000      65,200
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403      157,911     301,403      56,474
Pegasus
 Communications   Common        2000-
 Corporation      shares        2001        1,988      54,461       20,696      25,896      25,596
Positive
 Communications,  Preferred     1994-
 Inc.(a)          shares        1999           --          --           --     253,009      37,951
Positive
 Communications,  Common
 Inc.(a)          shares        1999           --          --           --   1,076,011      57,380

Positive          Common share
 Communications,  warrants at
 Inc.(a)          $.50; expired
                  2001          1996           --          --           --          10       1,054
                                                   ----------   ----------  ----------  ----------
                                                      355,864      178,607   2,839,199     389,233
                                                   ----------   ----------  ----------  ----------

Computer Systems and Software
-----------------------------
0.2% and 1.2% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Ascent Logic      Preferred
 Corporation(a)   shares        1992           --          --           --     396,000      14,894
Ascent Logic      Common
 Corporation(a)   shares        1997           --          --           --      23,795       1,275
Ascential
 Software         Common
 Corporation      shares        2001          300           0        1,215          --          --
Audio
 Basket.com,      Preferred
 Inc. (a)         shares        2000           --          --           --   1,000,000     250,000
Lynk Systems,     Common
 Inc.(a)          shares        1998      105,000      38,500       31,500      38,500      15,750
Virage, Inc.      Common
                  shares        2001          662       1,668        2,191          --          --
                                                   ----------   ----------  ----------  ----------
                                                       40,168       34,906   1,458,295     281,919
                                                   ----------   ----------  ----------  ----------

Environmental
-------------
0.0% and 0.1% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560        5,056      35,560      17,698

Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806          180       1,806         632
                                                   ----------   ----------  ----------  ----------
                                                       37,366        5,236      37,366      18,330
                                                   ----------   ----------  ----------  ----------

Industrial/Business Automation
------------------------------
2.5% and 1.8% at December 31, 2001 and 2000, respectively
---------------------------------------------------------

Innergy Power
 Corp.            Preferred     1995-
 (a) (b)          shares        2001      882,294   2,687,985      352,138   2,678,636     363,452
Innergy Power
 Corp.            Common
 (a) (b)          shares        2001       11,818           1            0          --          --
Innergy Power     Common and
 Corp.            Preferred share
  (a) (b)         warrants at
                  $.60-$10.00;
                  expiring      1996-
                  2002-2004     2000      478,588       4,186            0       4,186      87,858
Innergy Power
 Corp.            Convertible
  (a) (b)         note (2)      2001     $244,000     251,500       88,025          --          --
                                                   ----------   ----------  ----------  ----------
                                                    2,943,672      440,163   2,682,822     451,310
                                                   ----------   ----------  ----------  ----------

Information Technology
----------------------
1.5% and 0.6% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
WorldRes, Inc.    Common        1997-
 (a) (b)          shares        2001      222,063   1,059,652      266,475     819,652     140,556

WorldRes, Inc.    Common
 (a) (b)          share warrants
                  at $3.70;
                  expiring 2002 1997          253          62            0          62           0
                                                   ----------   ----------  ----------  ----------
                                                    1,059,714      266,475     819,714     140,556
                                                   ----------   ----------  ----------  ----------

Medical
-------
35.4% and 31.8% at December 31, 2001 and 2000, respectively
-----------------------------------------------------------
Acusphere, Inc.   Preferred     1995-
 (a)              shares        1997      377,531     762,499    1,075,963     762,499   1,075,963
Adesso Healthcare
 Technology
 Services, Inc.   Preferred     1995-
  (a) (b)         shares        2000           --          --           --   2,024,445           0
Adesso Healthcare
 Technology
 Services, Inc.   Convertible
  (a) (b)         note          2000           --          --           --     458,376     343,782
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2001      892,857   2,000,000    1,875,000   1,500,000     900,000
Atherotech,       Convertible
 Inc. (a) (b)     note (2)      2001     $250,000     251,315      150,789          --          --
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718       15,486     206,718      34,544
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874      446,135     163,874     317,246
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999      339,253     556,001            0     556,001      83,400
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000       24,667           0            0           0           0
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000     $273,000     331,059      128,602     302,296      45,344
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        1998      733,815   1,079,396      220,144   1,079,396     220,144

Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991      200,000     200,000      106,000     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      304,696     285,023   2,227,569
R2 Technology,    Preferred     1994-
 Inc. (a)         shares        1996      468,541     537,080      791,287     537,080     593,465
Resolution
 Sciences
 Corporation      Preferred
 (a) (b)          shares        2000      485,000     970,000      291,000     970,000     291,000
Resolution
 Sciences
 Corporation      Convertible
 (a) (b)          note (2)      2001     $100,000     106,082       31,824          --          --
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      224,900     390,000     117,000
Valentis, Inc.    Common        1994-
                  shares        1995      196,274     762,234      608,450     762,234   1,398,453
                                                   ----------   ----------  ----------  ----------
                                                    8,601,281    6,270,276  10,197,942   7,753,910
                                                   ----------   ----------  ----------  ----------

Microelectronics
----------------
11.6% and 7.0% at December 31, 2001 and 2000, respectively
----------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares        1992      444,444     500,000    1,999,998     500,000   1,666,665
Tessera, Inc.(a)  Common
                  shares        1997       48,502      56,500       50,918      56,500      36,377
                                                   ----------   ----------  ----------  ----------
                                                      556,500    2,050,916     556,500   1,703,042
                                                   ----------   ----------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.1% and 4.3% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Capital Valley    Convertible
 Ventures(a)      note (2)        2001    $25,000      25,187       25,187          --          --
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests    various   $150,000      76,436       55,876      76,436      58,806
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       30,578     212,460     376,039
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000      126,120       1,000     263,115
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082      110,087     376,107     277,112
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       32,751      47,814      66,703
                                                   ----------   ----------  ----------  ----------
                                                      760,979      380,599     713,817   1,041,775
                                                   ----------   ----------  ----------  ----------
Total equity investments - 63.5% and 58.4% at
 December 31, 2001 and 2000, respectively          18,819,615   11,259,445  22,579,228  14,222,951
                                                   ----------   ----------  ----------  ----------

Notes Receivable, Net
---------------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999     $164,906     173,840       86,920     172,525     138,020

Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on        1999-
 (b)              demand        2000   $4,000,000   5,446,528            0   5,446,528           0
                                                   ----------   ----------  ----------  ----------
Total notes receivable - 0.5% and 0.5% at
 December 31, 2001 and 2000, respectively           5,620,368       86,920   5,619,053     138,020
                                                   ----------   ----------  ----------  ----------
Total investments - 64.0% and 58.9% at
 December 31, 2001 and 2000, respectively         $24,439,983  $11,346,365 $28,198,281 $14,360,971
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/01 and 12/31/00.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 6 percent to 12 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2001           2000           1999
                               ------         ------         ------
Investment income:
 Notes receivable
  interest               $    104,197   $  1,431,324    $   131,465
 Short-term investment
  interest                    339,076        513,467        158,625
                           ----------     ----------      ---------
  Total investment
   income                     443,273      1,944,791        290,090

Investment expenses:
 Management fees              233,047        247,888        273,980
 Independent General
  Partners' compensation       45,560         42,321         36,680
 Administrative and
  investor services         1,268,894      1,021,290        630,612
 Investment operations        363,496      1,060,866        286,252
 Professional fees            309,703        167,542        101,392
 Computer services            200,959        173,767        146,785
 Interest expense              54,660          1,720          7,031
 Expenses absorbed by
  General Partners                 --             --       (259,468)
                           ----------     ----------      ---------
  Total investment
   expenses                 2,476,319      2,715,394      1,223,264
                           ----------     ----------      ---------

Net investment loss        (2,033,046)      (770,603)      (933,174)
                           ----------     ----------      ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2001           2000           1999
                               ------         ------         ------
 Net realized (loss) gain
  from sales of equity
  investments                (914,464)    17,309,822      9,932,257
 Realized losses from
  impairment write-downs   (4,909,913)      (693,782)        (2,615)
 Recoveries from
  investments previously
  written off                 107,816             --             --
 Net realized gain from
  venture capital limited
  partnership investments     330,123      1,183,654        501,038
 Net realized loss on
  foreign currency                 --       (126,781)            --
                           ----------     ----------     ----------
Net realized (loss)
  income                   (5,386,438)    17,672,913     10,430,680
                           ----------     ----------     ----------
Increase (decrease) in
 unrealized appreciation
(depreciation):
  Equity investments          796,107    (27,693,162)     2,923,379
  Notes receivable            (52,415)    (5,481,033)            --
                           ----------     ----------     ----------
Net increase (decrease) in
 unrealized appreciation
 (depreciation)               743,692    (33,174,195)     2,923,379
                           ----------     ----------      ---------
Net (decrease) increase
 in partners' capital
 resulting from
 operations              $ (6,675,792)  $(16,271,885)   $12,420,885
                           ==========     ==========     ==========
Net (decrease) increase
 in partners' capital
 resulting from
 operations per Unit     $     (16.52)  $     (34.76)   $     25.20
                           ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2001, 2000 and 1999:

                                 Limited       General
                                 Partners      Partners     Total
                                 --------      --------     -----
Partners' capital,
  January 1, 1999             $36,842,455  $     8,012  $36,850,467

Net investment loss              (745,783)    (187,391)    (933,174)
Net realized income             8,431,691    1,998,989   10,430,680
Net increase in unrealized
 appreciation                   2,392,715      530,664    2,923,379
Distributions                  (5,326,066)  (1,331,516)  (6,657,582)
                               ----------    ---------   ----------
Partners' capital,
  December 31, 1999            41,595,012    1,018,758   42,613,770

Net investment loss              (664,622)    (105,981)    (770,603)
Net realized income            15,393,317    2,279,596   17,672,913
Net decrease in unrealized
 appreciation (depreciation)  (28,631,472)  (4,542,723) (33,174,195)
Distributions                          --   (1,935,574)  (1,935,574)
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2000            27,692,235   (3,285,924)  24,406,311

Net investment loss            (2,012,716)     (20,330)  (2,033,046)
Net realized loss              (5,332,574)     (53,864)  (5,386,438)
Net decrease in unrealized
 depreciation                     736,255        7,437      743,692
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2001           $21,083,200  $(3,352,681) $17,730,519
                               ==========    =========   ==========




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2001          2000           1999
                                   ------        ------         ------
Net (decrease) increase in
 partners' capital resulting
 from operations               $(6,675,792) $(16,271,885)  $12,420,885

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net (increase) decrease in
   unrealized appreciation
   (depreciation):
    Equity investments            (796,107)   27,693,162   (2,923,379)
    Notes receivable                52,415     5,481,033           --
  Net realized loss (gain) from
   sales of equity investments     914,464   (17,309,822)  (9,932,257)
  Realized losses from
   impairment write-downs        4,909,913       693,782        2,615
  Recoveries from investments
   previously written off         (107,816)           --           --
  Net realized gain from
   venture capital limited
   partnership investments        (330,123)   (1,183,654)    (501,038)
  Net realized loss on foreign
   currency transaction                 --       126,781           --
  Increase in accrued interest
   on notes receivable             (82,055)   (1,395,388)    (131,326)
  (Decrease) increase in due
   to/from related parties        (767,380)      814,270     (715,865)
  Increase (decrease) in accounts
   payable and accrued expenses     14,978        33,039       (3,880)
  (Increase) decrease in other
   assets                         (524,930)      (12,294)         965
                                ----------    ----------   ----------
Net cash used by
 operating activities           (3,392,433)   (1,330,976)  (1,783,280)
                                ----------    ----------   ----------
Cash flows from investing
 activities:
  Notes receivable issued               --    (3,250,000)  (2,499,957)
  Purchase of equity
   investments                  (2,612,462)   (5,826,031)  (2,435,312)
  Repayment of notes
   receivable                        4,604     1,118,684           --
  Proceeds from sales of
   investments                     866,075    20,829,278   14,094,806

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2001          2000           1999
                                   ------        ------         ------
  Recoveries of investments
   previously written off          107,816            --           --
  Distributions from venture
   capital limited partnership
   investments                      87,882       538,956      329,551
                                ----------    ----------   ----------
    Net cash (used) provided
     by investing activities    (1,546,085)   13,410,887    9,489,088
                                ----------    ----------   ----------
Cash flows from financing
 activities:
  (Repayment of) proceeds from
   short-term borrowings, net   (1,100,000)    2,300,000     (120,200)
  Distributions                         --    (7,348,554)  (1,244,602)
                                ----------    ----------   ----------
    Net cash used
     by financing activities    (1,100,000)   (5,048,554)  (1,364,802)
                                ----------    ----------   ----------
Effect of exchange rate changes
 on cash and cash equivalents           --      (126,781)          --
                                ----------    ----------   ----------
Net (decrease) increase in
 cash and cash equivalents      (6,038,518)    6,904,576    6,341,006
Cash and cash equivalents
 at beginning of year           13,261,432     6,356,856       15,850
                                ----------    ----------   ----------
Cash and cash equivalents
 at end of year                $ 7,222,914   $13,261,432  $ 6,356,856
                                ==========    ==========   ==========

Supplemental schedule of
 non-cash investing activities:
  Notes receivable
   converted to equity
   investments                 $        --   $   424,999  $    36,763
                                ==========    ==========   ==========
  Investment sales proceeds
   payable to affiliated
   partnership                 $        --   $        --  $    72,496
                                ==========    ==========   ==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2001          2000           1999
                                   ------        ------         ------
Supplemental schedule of
 non-cash financing
 activities:
  Distributions payable to
   Limited and General
   Partners                    $        --   $        --   $5,412,980
                                ==========    ==========    =========


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Individual General Partners are responsible for the management and administration of the Partnership. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are three Independent General Partners.

For the period from June 26, 1989, through May of 1990, the Partnership was inactive. The Partnership commenced selling Units of limited partnership interest (Units) in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's original contributed capital was $40,040,046 consisting of $40,000,000 from Limited Partners for 400,000 Units and $40,046 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002 pursuant to unanimous approval by the Independent General Partners in 1999. On March 15, 2002, the Independent General Partners recommended a proxy be sent to the Limited Partners requesting an extension of the Partnership's term to December 31, 2003, and to authorize the Partnership's Individual General Partners to extend the Partnership for up to two one-year additional terms.

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

Investments are carried at fair value.

     Equity Investments
     ------------------

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

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5 percent to 50 percent are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

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

At December 31, 2001 and December 31, 2000, the investment portfolio included investments totaling $8,510,941 and $8,750,716, respectively, whose fair values were established in good faith by the Managing General in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $446,135 and $318,360 at December 31, 2001 and December 31, 2000, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2001 and 2000 was $22,527,447 and $22,933,547, respectively. At
December 31, 2001 and 2000, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation              $  3,306,512   $  5,855,071
Unrealized depreciation               (14,487,594)   (14,427,647)
                                       ----------     ----------
Net unrealized depreciation          $(11,181,082)  $ (8,572,576)
                                       ==========     ==========

Net (Decrease) Increase in Partners' Capital Resulting from
-----------------------------------------------------------
Operations Per Unit
-------------------

Net (decrease) increase in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2001, 2000 and 1999, into the total net (decrease) increase in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 2001, 2000 and 1999, related party costs were as follows:

                                           2001      2000      1999
                                         --------  --------  --------
Management fees                       $  233,047 $  247,888 $ 273,980
Independent General Partners'
 compensation                             45,560     42,321    36,680
Reimbursable operating expenses:
  Administrative and investor services 1,023,410    652,454   351,206
  Investment operations                  346,440  1,048,334   273,187
  Computer services                      200,959    173,767   146,785
Expenses absorbed by General Partners         --         --  (259,468)

Management fees are 1 percent per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $17,445 and $20,657 and were included in due to related parties at December 31, 2001 and 2000, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $1,361,571 in 2000. In 1999, the Managing General Partners absorbed $259,468 in operating expenses. At December 31, 2001 and 2000 amounts due to related parties for such expenses were $57,054 and $821,222, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses consisting of $93,410 and $102,625 for 1999 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect in 1999, investment expenses would have been $2,519,359 and $1,576,142 for 2000 and 1999, respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $124,691.

As compensation for their services, the Independent General Partners each receive $6,000 annually, plus $1,000 and related expenses for each attended meeting of the Individual General Partners or committee thereof. Two of the three Independent General Partners each own twenty Units and the third owns seventy Units, twenty Units as an Independent General Partner and fifty Units personally.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair market value of $213,169.

3.     Allocation of Profits and Losses
       --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

(a) Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated;

(ii) Second, to the partners as necessary to offset net decrease in partners' capital resulting from operations and sales commissions previously allocated under (b)(ii) below; then

(iii)75 percent to the Limited Partners as a group in proportion to the number of Units, 5 percent to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20 percent to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

(b) Losses:

(i) First, to the partners as necessary to offset the net profits previously allocated to the partners under (a)(iii) above; then

(ii) 99 percent to the Limited Partners and 1 percent to the Managing General Partners.

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

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99 percent to the Limited Partners and 1 percent to the Managing General Partners.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1-Investments.

Marketable Equity Securities
----------------------------

At December 31, 2001 and 2000, marketable equity securities had aggregate costs of $2,064,477 and $2,248,462, respectively, and aggregate market values of $1,921,770 and $4,112,100, respectively. The net unrealized loss/gain at December 31, 2001 and 2000, included gross gains of $429,082 and $2,615,765, respectively.

Restricted Securities
---------------------

At December 31, 2001 and 2000, restricted securities had aggregate market values of $9,337,675 and $10,110,851, respectively, representing 52.7 percent and 41.4 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-downs of equity investments during 2001 are as follows:

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the third quarter and the Partnership is not expecting any return on its investment. Preferred shares and convertible notes totaling $2,509,092 were written off as of September 30, 2001.

Ascent Logic Corporation
------------------------

The company ceased operations during 2001 and the Partnership wrote off its investment of $419,795.

Atherotech, Inc.
----------------

In March 2001, the Partnership purchased 142,857 Series C Preferred shares for $500,000. In December 2001, the Partnership funded a convertible note to the company in the amount of $250,000, with an interest rate of 8 percent and a maturity date of June 30, 2002.


AudioBasket.com, Inc.
---------------------

In December 2001, the company was acquired and the Partnership exercised it's dissenters rights and sold its investment for proceeds of $386,076 and realized a loss of $613,924.

Celera Genomics (formerly Axys Pharmaceuticals, Inc.)
----------------------------------------------------

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

eoSports, Incorporated
-----------------------

The company ceased operations and the Partnership is not expecting any return on its investment. Preferred shares totaling $652,000 were written off as of September 30, 2001.

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

In August 2001, outstanding notes and interest totaling $202,533 along with $41,467 additional funding from the Partnership were converted to a new note in the amount of $244,000. The note bears interest at 8 percent and is due on demand. In addition, the Partnership net exercised a Series A preferred share warrant for 18,681 shares at $1.00 each and received 9,340 shares with a cost basis of $9,340. The Partnership realized a gain of $9,340 on the warrant exercise.

In December 2001, the Partnership purchased 11,818 common shares, 134,229 Series A and B preferred shares and 8,355 common share warrants for a combined purchase price of $10.

iVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc. In connection with this transaction, the Partnership's Women.com shares were exchanged for 83,111 iVillage common shares. The Partnership realized a gain of $248 on the sale of fractional shares.


Matrix Pharmaceuticals, Inc.
----------------------------

In October 2001, the Partnership purchased 447,534 common shares on the open market for $311,970. Subsequent to December 31, 2001, the Partnership sold the shares for $971,149 and realized a gain of $659,179.

Periodontix, Inc.
-----------------

The assets of the company were acquired by Demegen, Inc. effective July 16, 2001; the purchase price is payable in stock over an extended period of time. Based on the December 31, 2001 closing stock price of Demegen, the current fair value of the Partnership's investment in the company is $128,602.

Positive Communications, Inc.
-----------------------------

Based on unfavorable events at the company in December 2001, the Partnership wrote off its entire investment of $1,329,030.

Prolinx, Inc.
-------------

In March 2001, the Partnership funded a convertible note to the company in the amount of $161,081, with an interest rate of 10 percent and a maturity date of May 2, 2001.

In May 2001, the Partnership exercised a warrant for $8,542 and received 170,843 Series D Preferred shares with a cost basis of $252,847. Subsequent to the warrant exercise, the company recapitalized and the Partnership's Preferred shares were converted into 717,162 common shares. In conjunction with the recapitalization, the company converted a note, together with interest, totaling $238,170 into 264,836 Series A Preferred shares and purchased 833,333 Series A Preferred shares for $750,000.

Resolution Sciences Corporation
-------------------------------

In March 2001, the Partnership funded a convertible note to the company in the amount of $100,000, with an interest rate of prime plus 1 percent and a maturity date of March 20, 2002.

R-2 Technology Inc.
-------------------

The company filed an S-1 Registration Statement in December 2001.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $46,975 in venture capital limited partnership investments during the year ended December 31, 2001. The Partnership received stock distributions of Efficient Networks, Inc., Pegasus Communications Corporation and Virage, Inc. with a fair value of $242,241. The Partnership also received cash distributions of $87,882 from El Dorado Ventures III, L.P., O,W&W Pacrim Investments Limited, Spectrum Equity Investors, L.P. and Trinity Ventures IV, L.P. These distributions were recorded as realized gains.

In the year ended December 31, 2001, the Partnership recorded a $708,338 decrease in fair value primarily as a result of the above activity and a net decrease in the fair value of the underlying investments of the partnerships.

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


5.     Net Increase (Decrease) in Unrealized Appreciation (Depreciation)
       ----------------------------------------------------------------
       of Equity Investments
       ---------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net increase (decrease) in unrealized appreciation (depreciation) of equity investments." The table below discloses details of the changes:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     2001          2000           1999
                                    ------        ------         ------

Unrealized (depreciation)
 appreciation from cost of
 marketable equity
 securities                      $  (142,707) $  1,863,638   $ 7,181,515

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity
 securities                       (7,417,463)  (10,219,915)   12,155,370
                                  ----------    ----------    ----------
Unrealized (depreciation)
 appreciation from cost
 at end of year                   (7,560,170)   (8,356,277)   19,336,885

Unrealized (depreciation)
 appreciation from cost at
 beginning of year                (8,356,277)   19,336,885    16,413,506
                                  ----------    ----------    ----------
Net increase (decrease) in
 unrealized appreciation
 (depreciation) of equity
 investments                     $   796,107  $(27,693,162)  $ 2,923,379
                                  ==========    ==========    ==========


6.     Notes Receivable
       ----------------

Activity from January 1 through December 31 consisted of:

                                               2001             2000
                                              ------           ------
Balance, beginning of year                  $138,020      $ 2,569,534

Notes receivable issued                           --        3,250,000
Repayments of notes receivable                 4,604       (1,118,684)
Notes converted to equity investments             --         (424,999)
(Decrease) increase in accrued interest       (3,289)       1,343,202
Net increase in unrealized depreciation
 of notes receivable                         (52,415)      (5,481,033)
                                             -------        ---------
Balance, end of year                        $ 86,920      $   138,020
                                             =======        =========

The secured notes are collateralized by specific assets of the borrowing companies. The interest rate on notes receivable at December 31, 2001, ranged from 16 percent to 50 percent. All notes and accrued interest are due on demand.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at December 31, 2001 and 2000, consisted of:

                                               2001                2000
                                             --------            --------
Demand accounts                           $    38,347         $   363,608
Money-market accounts                       7,184,567          10,597,824
Cash pledged as collateral for
 short-term borrowings                             --           2,300,000
                                           ----------          ----------
  Total                                   $ 7,222,914         $13,261,432
                                           ==========          ==========

8.     Short-Term Borrowings
       ---------------------

In December 2001, the Partnership borrowed $1,200,000 from a commercial financial institution and pledged $1,200,000 in cash as collateral for the note. The 2001 note and accrued interest of $11,038 were repaid on March 15, 2002.

In December 2000, the Partnership borrowed $2,300,000 from a commercial financial institution. The Partnership pledged $2,300,000 in cash as collateral for the note. The 2000 note and accrued interest were repaid on March 31, 2001. Interest expense in 2001 totaled $54,660.

9.     Distributions
       -------------

In 1999, the Managing General Partners declared and paid a tax distribution to the General Partners totaling $1,244,602. In December 1999, the Managing General Partners declared a tax distribution for Unit holders as of December 31, 1999 totaling $5,412,980 (payable to each partner based on their proportionate share of partner capital), of which $86,914 and $5,326,066 ($13.32 per Unit) was paid to the General Partners and Limited Partners, respectively, in February 2000. In 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners. There were no distributions in 2001.

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

As of December 31, 2001, the Partnership had unfunded commitments as follows:

Type
----

Equity investments                                       $250,000
Equipment lease guarantees                                350,000
Venture capital limited partnership investments            50,000
                                                          -------
     Total                                               $650,000
                                                          =======

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has indicated that it will petition for reconsideration and, if necessary, will appeal.

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

11. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                  2001           2000          1999
                                 ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $69.23       $103.99      $ 92.11

(Loss) income from investment
 operations:
  Net investment loss              (5.03)        (1.66)       (1.86)
  Net realized and unrealized
   (loss) gain on investments     (11.49)       (33.10)       27.06
                                   -----        ------       ------
  Total from investment
   operations                     (16.52)       (34.76)       25.20
                                   -----        ------       ------
Distributions                         --            --       (13.32)
                                   -----        ------       ------
Net asset value, end of period    $52.71       $ 69.23      $103.99
                                   =====        ======       ======


Total Return                      (23.87)%      (33.42)%      12.90%

Ratios to average net assets:

 Net investment (loss) income      (8.25)%       (1.92)%      (1.90)%

 Expenses                          10.15%         7.84%        3.12%



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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  March 20, 2002    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President, Chief Executive Officer,
                                Chief Financial Officer and
                                Chairman of Technology Funding Inc.
                                and Managing General Partner of
                                Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 20, 2002
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.