Form 10-Q
period 2002-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2002-05-15
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

 TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
 ----------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Delaware                              94-3094910
-------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Blvd., Suite 180
Eldorado Hills, California                                       95762
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (916) 941-1400
                      -------------------------------
           (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------
ASSETS

Equity investments (cost of
 $18,748,152 and $18,819,615 at
 2002 and 2001, respectively)                $10,671,160      $11,259,445
Notes receivable, net (cost of
 $5,626,964 and $5,620,368 at
 2002 and 2001, respectively)                    756,884           86,920
                                              ----------       ----------
     Total investments                        11,428,044       11,346,365

Cash and cash equivalents                      5,895,400        7,222,914
Other assets                                     153,993          540,321
                                              ----------       ----------
     Total assets                            $17,477,437      $19,109,600
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    53,601      $   104,582
Short-term borrowings                                 --        1,200,000
Due to related parties                            44,337           74,499
                                              ----------       ----------
     Total liabilities                            97,938        1,379,081

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 units outstanding) 20,735,689       21,083,200
 General Partners                             (3,356,190)      (3,352,681)
                                              ----------       ----------
     Total partners' capital                  17,379,499       17,730,519
                                              ----------       ----------
     Total liabilities and partners' capital $17,477,437      $19,109,600
                                              ==========       ==========




See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or     March 31, 2002        December 31, 2001
Industry                                   Shares at     ------------------    -----------------
(1)                          Investment    March 31,     Cost        Fair       Cost       Fair
Company            Position     Date        2002         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----

Equity Investments
------------------

Biomedical
----------
0.5% and 4.6% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Celera Genomics
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares        2000        4,065 $   141,000  $    83,536  $  141,000  $  108,495
Matrix
 Pharmaceuticals, Common
 Inc.             shares        2001           --          --           --     311,970     702,629
                                                   ----------   ----------  ----------  ----------
                                                      141,000       83,536     452,970     811,124
                                                   ----------   ----------  ----------  ----------

Biotechnology
-------------
4.7% and 4.6% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Molecular
 Geriatrics       Common
 Corporation (a)  shares        1993       47,170     250,000        4,245     250,000       4,245

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2000      717,162   2,766,870      322,722   2,766,870     322,722
Prolinx, Inc.     Preferred     1995-
 (a) (b)          shares        2001    1,098,169     988,170      494,176     988,170     494,176
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001       20,361       6,061            0       6,061           0
                                                    ---------   ----------  ----------   ---------
                                                    4,011,101      821,143   4,011,101     821,143
                                                    ---------   ----------  ----------  ----------
Communications
--------------
1.3% and 1.0% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403      225,231     301,403     157,911
Pegasus
 Communications   Common        2000-
 Corporation      shares        2001           --          --           --      54,461      20,696
                                                   ----------   ----------  ----------  ----------
                                                      301,403      225,231     355,864     178,607
                                                   ----------   ----------  ----------  ----------
Computer Systems and Software
-----------------------------
0.2% and 0.2% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Ascential
 Software         Common
 Corporation      shares        2001           --          --           --           0       1,215
Lynk Systems,     Common
 Inc.(a)          shares        1998      105,000      38,500       31,500      38,500      31,500
Virage, Inc.      Common
                  shares        2001           --          --           --       1,668       2,191
                                                   ----------   ----------  ----------  ----------
                                                       38,500       31,500      40,168      34,906
                                                   ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560        5,056      35,560       5,056
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806          180       1,806         180
                                                   ----------   ----------  ----------  ----------
                                                       37,366        5,236      37,366       5,236
                                                   ----------   ----------  ----------  ----------

Industrial/Business Automation
------------------------------
2.5% and 2.5% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Innergy Power
 Corp.            Preferred     1995-
 (a) (b)          shares        2001      870,475   2,687,985      352,138   2,687,985     352,138
Innergy Power
 Corp.            Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0           1           0
Innergy Power     Common and
 Corp.            Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2002-2006     2000      462,328       4,186            0       4,186           0
Innergy Power
 Corp.            Convertible
  (a) (b)         note (2)      2001     $244,000     256,315       89,711     251,500      88,025
                                                   ----------   ----------  ----------  ----------
                                                    2,952,687      441,849   2,943,672     440,163
                                                    ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
1.5% and 1.5% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
WorldRes, Inc.    Common        1997-
 (a) (b)          shares        2001      222,063   1,059,652      266,475   1,059,652     266,475
WorldRes, Inc.    Common
 (a) (b)          share warrants
                  at $3.70;
                  expiring 2002 1997          253          62            0          62           0
                                                   ----------   ----------  ----------  ----------
                                                    1,059,714      266,475   1,059,714     266,475
                                                   ----------   ----------  ----------  ----------
Medical
-------
36.4% and 35.4% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Acusphere, Inc.   Preferred     1995-
 (a)              shares        1997      377,531     762,499    1,075,963     762,499   1,075,963
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,006,045   2,504,823    2,692,176   2,000,000   1,875,000
Atherotech,       Convertible
 Inc. (a) (b)     note (2)      2001           --          --           --     251,315     150,789
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718       19,358     206,718      15,486
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874      490,424     163,874     446,135
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999      339,253     556,001            0     556,001           0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000       24,667           0            0           0           0
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000     $273,000     338,148       25,720     331,059     128,602
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        1998      733,815   1,079,396       73,381   1,079,396     220,144

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991      200,000     200,000      106,000     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      174,712     285,023     304,696
R2 Technology,    Preferred     1994-
 Inc. (a)         shares        1996      468,541     537,080      791,287     537,080     791,287
Resolution
 Sciences Corp.   Preferred
 (a) (b)          shares        2000      485,000     970,000       97,000     970,000     291,000
Resolution
 Sciences Corp.   Convertible
 (a) (b)          note (2)      2001     $100,000     107,499       10,750     106,082      31,824
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      224,900     390,000     224,900
Valentis, Inc.    Common        1994-
                  shares        1995      196,274     762,234      551,530     762,234     608,450
                                                   ----------   ----------  ----------  ----------
                                                    8,863,295    6,333,201   8,601,281   6,270,276
                                                   ----------   ----------  ----------  ----------
Microelectronics
----------------
12.0% and 11.6% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares        1992      444,444     500,000    1,999,998     500,000   1,999,998
Tessera, Inc.(a)  Common
                  shares        1997       48,502      56,500       78,807      56,500      50,918
                                                   ----------   ----------  ----------  ----------
                                                      556,500    2,078,805     556,500   2,050,916
                                                   ----------   ----------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
2.2% and 2.1% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Capital Valley    Preferred
 Ventures(a)      shares          2002     50,794      48,254       48,254          --          --
Capital Valley
 Ventures(a)      LLC units       2002     50,794       2,540        2,540          --          --
Capital Valley    Convertible
 Ventures(a)      note (2)        2001         --          --           --      25,187      25,187
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests    various   $150,000      76,436       47,965      76,436      55,876
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       29,343     212,460      30,578
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000      106,120       1,000     126,120
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082      117,264     398,082     110,087
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       32,698      47,814      32,751
                                                   ----------   ----------  ----------  ----------
                                                      786,586      384,184     760,979     380,599
                                                   ----------   ----------  ----------  ----------
Total equity investments - 61.3% and 63.5% at
 March 31, 2002 and December 31, 2001,
 respectively                                      18,748,152   10,671,160  18,819,615  11,259,445
                                                   ----------   ----------  ----------  ----------
Notes Receivable, Net
---------------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999     $164,906     180,436       90,217     173,840      86,920
Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on        1999-
 (b)              demand        2000   $4,000,000   5,446,528      666,667   5,446,528           0
                                                   ----------   ----------  ----------  ----------
Total notes receivable - 4.4% and 0.5% at
 March 31, 2002 and December 31, 2001,
 respectively                                       5,626,964      756,884   5,620,368      86,920
                                                   ----------   ----------  ----------  ----------
Total investments - 65.7% and 64.0% at
 March 31, 2002 and December 31, 2001,
 respectively                                     $24,375,116  $11,428,044 $24,439,983 $11,346,365
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 5.75 percent to 12 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                               2002          2001
                                            ---------      ---------
Investment income:
 Notes receivable interest                 $  24,032    $    27,854
 Short-term interest income                   31,028        167,946
                                            --------     ----------
   Total investment income                    55,060        195,800

Investment expenses:
 Management fees                              47,962         60,237
 Individual General Partners' compensation     9,033          9,019
 Investment operations                       236,625         67,839
 Administrative and investor services        806,293        221,611
 Professional fees                            35,913         47,073
 Computer services                            45,760         44,740
 Interest expense                             11,071         54,207
                                           ---------     ----------
   Total investment expenses               1,192,657        504,726
                                           ---------     ----------
Net investment loss                       (1,137,597)      (308,926)
                                           ---------     ----------
 Net realized gain (loss) from sales
  of equity investments                      617,479       (295,083)
 Realized gain from venture capital
  limited partnership investments             22,552        233,487
                                           ---------     ----------
Net realized income  (loss)                  640,031        (61,596)
                                           ---------     ----------
(Decrease) increase in unrealized
 appreciation (depreciation):
  Equity investments                        (516,822)    (3,521,907)
  Notes receivable                           663,368         34,505
                                           ---------     ----------
Net increase (decrease) in unrealized
 appreciation (depreciation)                 146,546     (3,487,402)
                                           ---------     ----------
Net decrease in partners'
 capital resulting from operations       $  (351,020)   $(3,857,924)
                                           =========     ==========
Net decrease in partners'
 capital resulting from operations
 per Unit                                $     (0.87)   $     (9.55)
                                           =========     ==========



See accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2002             2001
                                           ---------         ---------

Net decrease in partners'
 capital resulting from operations       $  (351,020)      $(3,857,924)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized (gain) loss from
  sales of equity investments               (617,479)          295,083
 Realized gain from venture capital
  limited partnership investments            (22,552)         (233,487)
 Net increase (decrease) in unrealized
  depreciation:
  Equity investments                         516,822         3,521,907
  Notes receivable                          (663,368)          (34,505)
 Increase in accrued interest on notes
  receivable                                 (24,032)          (26,508)
 Decrease in accounts payable
  and accrued expenses                       (50,981)          (71,086)
 Decrease in due to related
  parties                                    (30,162)         (323,386)
 Other changes, net                              252              (279)
                                          ----------        ----------
Net cash used by operating activities     (1,242,520)         (730,185)
                                          ----------        ----------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              1,370,006           235,789
 Purchase of equity investments             (275,000)       (1,025,473)
 Distributions from venture capital
  limited partnership investments             20,000                --
                                          ----------        ----------
  Net cash provided (used) by investing
   activities                              1,115,006          (789,684)
                                          ----------        ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
------------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings       (1,200,000)       (2,300,000)
                                          ----------        ----------
  Net cash used by financing activities   (1,200,000)       (2,300,000)
                                          ----------        ----------
Net decrease in cash and
 cash equivalents                         (1,327,514)       (3,819,869)

Cash and cash equivalents at
 beginning of year                         7,222,914        13,261,432
                                          ----------        ----------
Cash and cash equivalents
 at March 31                             $ 5,895,400       $ 9,441,563
                                          ==========        ==========





































See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2002 and December 31, 2001, was $20,755,191 and $22,527,447, respectively. At
March 31, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2002          2001
                                      -----------    -----------
Unrealized appreciation              $  3,687,640   $  3,306,512
Unrealized depreciation               (13,014,787)   (14,487,594)
                                       ----------     ----------
Net unrealized depreciation          $ (9,327,147)  $(11,181,082)
                                       ==========     ==========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2002 and 2001, were as follows:

                                              2002           2001
                                            --------       --------
Management fees                            $   47,962     $ 60,237
Reimbursable operating expenses             1,010,892      292,604
Individual General Partners' compensation       9,033        9,019

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total limited partner capital contributions. On December 8, 2000, the limited partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $28,350 and $57,054 due to related parties at March 31, 2002 and December 31, 2001, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $15,987 and $17,445 at March 31, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair value of $258,831.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $1,696,378 and $2,064,477, respectively, and aggregate market values of $1,054,367 and $1,921,770, respectively. The net unrealized losses at March 31, 2002 and December 31, 2001 included gross gains of $47,518 and $429,082, respectively.

Restricted Securities
---------------------

At March 31, 2002 and December 31, 2001, restricted securities had aggregate fair values of $9,616,793 and $9,337,675, respectively, representing 55.3 percent and 52.7 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the quarter ended March 31, 2002, are as follows:

Atherotech, Inc.
----------------

In March 2002, the Partnership purchased 56,053 Series D Preferred shares for $250,000. The Partnership also converted notes receivable of $254,823 and received 57,135 Series D Preferred shares.

Capital Valley Ventures
-----------------------

In March 2002, the Partnership converted $25,794 in notes receivable to 25,794 Series A Preferred shares and 25,794 LLC Units. Also in March, the partnership purchased 25,000 Series A Preferred and 25,000 LLC Units for $25,000.

Innergy Power Corporation
-------------------------

In January 2002, the Partnership net exercised a common stock warrant for 10,000 shares at $0.60 each and received 7,000 shares with a cost basis of $4,200. The Partnership realized a gain of $4,200 on the warrant exercise.

Matrix Pharmaceuticals
----------------------

In January 2002, the Partnership sold its entire investment in the company for proceeds of $971,134 and a realized gain of $659,164.

Pegasus Communications
----------------------

In January 2002, the partnership sold 1,988 common shares in the company for proceeds of $7,191 and realized a loss of $47,270.

Venture Capital Limited Partnership Investments
-----------------------------------------------

In the quarter ended March 31, 2002, the Partnership received a stock distributions of Virage, Inc, with a fair value of $2,552 and a cash distribution of $20,000 from O,W&W Pacrim Investments Limited. These distributions were recorded as realized gains.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.


Subsequent Events
-----------------

In April 2002, the Partnership issued a convertible note for $136,000 to WorldRes, Inc. The note bears interest at prime plus 4 percent and is due in February 2003. In addition, the Partnership issued a $100,000 convertible note to Resolution Sciences Corporation with an interest rate of prime plus 1 percent and a maturity date of April 2003.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2002          2001
                                               --------      --------
Balance at January 1                           $ 86,920      $138,020
Change in interest receivable                     6,596         6,780
Net decrease in unrealized depreciation
 of notes receivable                            663,368        34,505
                                                -------       -------
Balance at March 31                            $756,884      $179,305
                                                =======       =======

The interest rate on notes receivable at March 31, 2002 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $180,436 due 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2002 and December 31, 2001 consisted of:

                                                  2002           2001
                                                --------        ------
Demand accounts                               $       --    $    38,347
Money market accounts                          5,895,400      7,184,567
                                               ---------     ----------
 Total                                        $5,895,400    $ 7,222,914
                                               =========     ==========

7.     Short-Term Borrowings
       ---------------------

In December 2001, the Partnership borrowed $1,200,000 from a commercial financial institution and pledged $1,200,000 in cash as collateral for the note. The 2001 note and accrued interest of $11,038 were repaid on March 15, 2002.


8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2002 the Partnership had the following unfunded commitments:

TYPE
----
Notes receivable                                    $144,533
Venture capital limited partnership investments       25,000
                                                     -------
     Total                                          $169,533
                                                     =======

The Partnership has also guaranteed equipment leases of $350,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed an appeal seeking to overturn the award.

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

9.     Financial Highlights
       --------------------

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                             2002          2001
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $52.71       $69.23

(Loss) income from investment
 operations:
  Net investment loss                        (2.82)       (0.77)
  Net realized and unrealized
   gain (loss) on investments                 1.95        (8.78)
                                             -----        -----
  Total from investment
   operations                                (0.87)       (9.55)
                                             -----        -----
Net asset value, end of period              $51.84       $59.68
                                             =====        =====


Total Return                                 (1.65)%     (13.79)%

Ratios to average net assets:
 Net investment loss                         (5.39)%      (1.19)%

 Expenses                                     5.70%        1.96%



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2002, net cash used by operating activities totaled $1,242,520. The Partnership paid management fees of $49,420 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,039,596. In addition, $9,033 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $170,044 and $11,071 respectively. Interest income of $36,644 was received.

During the three months ended March 31, 2002, equity investments of $275,000 were funded primarily to a portfolio company in the medical industry. Proceeds from the sale of equity investments were $1,370,006 and repayments of short-term borrowings totaled $1,200,000. Cash distributions of $20,000 were received from venture capital limited partnership investments. At March 31, 2002, the Partnership had commitments to fund additional investments totaling $169,533.

Cash and cash equivalents at March 31, 2002, were $5,895,400. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $351,020 for the three months ended March 31, 2002, compared to a net decrease in partners' capital resulting from operations of $3,857,924 for the same period in 2001.

Net unrealized depreciation on equity investments was $8,076,992 and $7,560,170 at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $516,822 compared to an increase in unrealized depreciation of $3,521,907 during 2001. The change in 2002 was primarily attributable to a net decrease in the fair value of portfolio companies in the medical industry and the sale of shares in Matrix Pharmaceuticals, Inc. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, and a decrease in the publicly traded price of Physiometrix, Inc.

For the quarter ended March 31, 2002, net realized gain from equity investment sales of $617,479 primarily related to the sale of Matrix Pharmaceuticals, Inc. During the same period in 2001, net realized loss of $295,083 primarily related to the sale of Efficient Networks, Inc.

Total investment expenses were $1,192,657 for the quarter ended March 31, 2002, compared to $504,726 for the same period in 2001. The increase was primarily due to increased investment monitoring and personnel costs.

Net unrealized depreciation on notes receivable was $4,870,080 and $5,533,448 at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of notes receivable of $663,368 was primarily attributable to an increase in the fair value of notes issued to Sutmyn Storage
Corporation. During the same period in 2001, the Partnership recorded a decrease in unrealized depreciation of $34,505.

During the quarter ended March 31, 2002 the Partnership recorded net realized gains from venture capital limited partnership investments of $22,552. During the same period in 2001, there were gains of $233,487. The gains represented distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 15, 2002      By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.