Form 10-Q
period 2002-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2002-08-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-82

 TECHNOLOGY FUNDING VENTURE PARTNERS V, AN AGGRESSIVE GROWTH FUND, L.P.
 ----------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Delaware                              94-3094910
-------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Boulevard, Suite 180
El Dorado Hills, California                                       95762
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

                              (916) 941-1400
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------
ASSETS

Equity investments (cost of $19,478,929
 and $18,819,615 at June 30, 2002
 and December 31, 2001, respectively)        $ 9,848,998      $11,259,445
Notes receivable, net (cost of $5,624,429
 and $5,620,368 at June 30, 2002
 and December 31, 2001, respectively)             88,950           86,920
                                              ----------       ----------
     Total investments                         9,937,948       11,346,365

Cash and cash equivalents                      4,426,012        7,222,914
Other receivable                                 666,667               --
Other assets                                     168,696          540,321
                                              ----------       ----------
     Total assets                            $15,199,323      $19,109,600
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    65,999      $   104,582
Short-term borrowings                                 --        1,200,000
Due to related parties                            62,828           74,499
                                              ----------       ----------
     Total liabilities                           128,827        1,379,081

Commitments and contingencies
 See Note 8.

Partners' capital:
 Limited Partners (400,000 units outstanding) 18,449,777       21,083,200
 General Partners                             (3,379,281)      (3,352,681)
                                              ----------       ----------
     Total partners' capital                  15,070,496       17,730,519
                                              ----------       ----------
     Total liabilities and partners' capital $15,199,323      $19,109,600
                                              ==========       ==========


See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or       June 30, 2002        December 31, 2001
Industry                                   Shares at     ------------------    -------------------
(1)                          Investment    June 30,      Cost        Fair       Cost       Fair
Company            Position     Date        2002         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----

Equity Investments
------------------

Biomedical
----------
0.3% and 4.6% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Celera Genomics
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares        2000        4,065 $   141,000  $    48,780  $  141,000  $  108,495
Matrix
 Pharmaceuticals, Common
 Inc.             shares        2001           --          --           --     311,970     702,629
                                                   ----------   ----------  ----------  ----------
                                                      141,000       48,780     452,970     811,124
                                                   ----------   ----------  ----------  ----------
Biotechnology
-------------
4.4% and 4.6% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Molecular
 Geriatrics       Common
 Corporation (a)  shares        1993       47,170     250,000        4,245     250,000       4,245
Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2001      717,162   2,766,870      258,177   2,766,870     322,722
Prolinx, Inc.     Preferred     1995-
 (a) (b)          shares        2001    1,098,169     988,170      395,341     988,170     494,176



STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Prolinx, Inc.     Common and
 (a) (b)          Preferred
                  share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001       20,361       6,061            0       6,061           0
                                                    ---------   ----------  ----------   ---------
                                                    4,011,101      657,763   4,011,101     821,143
                                                    ---------   ----------  ----------  ----------
Communications
--------------
0.7% and 1.0% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403      104,721     301,403     157,911
Pegasus
 Communications   Common        2000-
 Corporation      shares        2001           --          --           --      54,461      20,696
                                                   ----------   ----------  ----------  ----------
                                                      301,403      104,721     355,864     178,607
                                                   ----------   ----------  ----------  ----------
Computer Systems and Software
-----------------------------
1.0% and 0.2% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Ascential
 Software         Common
 Corporation      shares        2001           --          --           --           0       1,215
Lynk Systems,     Common
 Inc.(a)          shares        1998      105,000      38,500      157,500      38,500      31,500
Virage, Inc.      Common
                  shares        2002          630       1,165          504       1,668       2,191
                                                   ----------   ----------  ----------  ----------
                                                       39,665      158,004      40,168      34,906
                                                   ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560        5,056      35,560       5,056
Triangle          Common
 Biomedical       share
 Sciences,        warrants
 Inc.(a)          at $28.00;
                  expiring
                  2009          1999        1,806       1,806          180       1,806         180
                                                   ----------   ----------  ----------  ----------
                                                       37,366        5,236      37,366       5,236
                                                   ----------   ----------  ----------  ----------
Industrial/Business Automation
------------------------------
4.2% and 2.5% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Innergy Power
 Corp.            Preferred     1995-
 (a) (b)          shares        2001      870,475   2,687,985      503,054   2,687,985     352,138
Innergy Power
 Corp.            Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0           1           0
Innergy Power     Common and
 Corp.            Preferred
  (a) (b)         share warrants
                  at $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      458,809       3,000            0       4,186           0
Innergy Power
 Corp.            Convertible
  (a) (b)         note (2)      2001     $244,000     261,181      128,157     251,500      88,025
                                                   ----------   ----------  ----------  ----------
                                                    2,956,367      631,211   2,943,672     440,163
                                                    ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
2.1 and 1.5% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
WorldRes, Inc.    Common        1997-
 (a) (b)          shares        2001      222,063   1,059,652      266,475   1,059,652     266,475
WorldRes, Inc.    Converible
                  note (2)      2002     $136,000     138,968       55,574          --          --
WorldRes, Inc.    Common and
 (a) (b)          Preferred
                  share warrants
                  at $3.00-$3.70;
                  expiring      1997-
                  2002-2007     2002       22,919          62            0          62           0
                                                   ----------   ----------  ----------  ----------
                                                    1,198,682      322,049   1,059,714     266,475
                                                   ----------   ----------  ----------  ----------
Medical
-------
36.7% and 35.4% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Acusphere, Inc.   Preferred     1995-
 (a)              shares        2002      556,337   1,014,615      470,661     762,499   1,075,963
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,006,045   2,504,823    2,692,176   2,000,000   1,875,000
Atherotech,       Convertible
 Inc. (a) (b)     note (2)      2001           --          --           --     251,315     150,789
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718       13,421     206,718      15,486
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874      328,692     163,874     446,135
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999      339,253     556,001            0     556,001           0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000       24,667           0            0           0           0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000     $273,000     345,317        4,427     331,059     128,602
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        2002      917,596   1,304,396      383,526   1,079,396     220,144
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991      200,000     200,000      424,000     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      114,611     285,023     304,696
R2 Technology,    Preferred     1994-
 Inc. (a)         shares        1996      468,541     537,080      494,555     537,080     791,287
Resolution
 Sciences Corp.   Preferred
 (a) (b)          shares        2000      485,000     970,000       97,000     970,000     291,000
Resolution
 Sciences Corp.   Convertible   2001-
 (a) (b)          notes (2)     2002     $200,000     210,178       21,018     106,082      31,824
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      224,900     390,000     224,900
Valentis, Inc.    Common        1994-
                  shares        1995      196,274     762,234      263,008     762,234     608,450
                                                   ----------   ----------  ----------  ----------
                                                    9,450,259    5,531,995   8,601,281   6,270,276
                                                   ----------   ----------  ----------  ----------
Microelectronics
----------------
13.8% and 11.6% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares        1992      444,444     500,000    1,999,998     500,000   1,999,998
Tessera, Inc.(a)  Common
                  shares        1997       48,502      56,500       78,807      56,500      50,918
                                                   ----------   ----------  ----------  ----------
                                                      556,500    2,078,805     556,500   2,050,916
                                                   ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.1% and 2.1% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Capital Valley    Preferred
 Ventures(a)      shares          2002     50,794      48,254       48,254          --          --
Capital Valley
 Ventures(a)      LLC units       2002     50,794       2,540        2,540          --          --
Capital Valley    Convertible
 Ventures(a)      note (2)        2001         --          --           --      25,187      25,187
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests    various   $150,000      76,436       47,965      76,436      55,876
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       29,343     212,460      30,578
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000       43,819       1,000     126,120
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082      107,554     398,082     110,087
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       30,959      47,814      32,751
                                                   ----------   ----------  ----------  ----------
                                                      786,586      310,434     760,979     380,599
                                                   ----------   ----------  ----------  ----------
Total equity investments - 65.3% and 63.5% at
 June 30, 2002 and December 31, 2001,
 respectively                                      19,478,929    9,848,998  18,819,615  11,259,445
                                                   ----------   ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Notes Receivable, Net
---------------------

Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999     $164,906     177,901       88,950     173,840      86,920
Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on        1999-
 (b)              demand        2000   $4,000,000   5,446,528            0   5,446,528           0
                                                   ----------   ----------  ----------  ----------
Total notes receivable - 0.6% and 0.5% at
 June 30, 2002 and December 31, 2001,
 respectively                                       5,624,429       88,950   5,620,368      86,920
                                                   ----------   ----------  ----------  ----------
Total investments - 65.9% and 64.0% at
 June 30, 2002 and December 31, 2001,
 respectively                                     $25,103,358  $ 9,937,948 $24,439,983 $11,346,365
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 06/30/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 5.75 percent to 12 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Six Months             For the Six Months
                                                 Ended June 30,                 Ended June 30,
                                            ------------------------        ----------------------
                                              2002            2001            2002          2001
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest                 $  24,290     $   26,642      $    48,322  $     54,496
 Short-term interest income                   15,975         77,611           47,003       245,557
                                            --------      ---------         --------     ---------
   Total investment income                    40,265        104,253           95,325       300,053

Investment expenses:
 Management fees                              47,963         60,238           95,925       120,475
 Individual General Partners' compensation     4,967         14,430           14,000        23,449
 Investment operations                        68,118        170,524          304,743       238,363
 Administrative and investor services        593,845        471,426        1,400,138       693,037
 Professional fees                            41,125        103,621           77,038       150,694
 Computer services                            43,215         52,169           88,975        96,909
 Interest expense                              1,964            440           13,035        54,647
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 801,197        872,848        1,993,854     1,377,574
                                           ---------      ---------        ---------     ---------
Net investment loss                         (760,932)      (768,595)      (1,898,529)   (1,077,521)
                                           ---------      ---------        ---------     ---------
 Net realized (loss) gain from sales
  of equity investments                       (1,186)         3,456          616,293      (291,627)
 Realized gain from venture capital
  limited partnership investments              4,786         41,600           27,338       275,087
                                           ---------      ---------        ---------     ---------
Net realized income (loss)                     3,600         45,056          643,631       (16,540)
                                           ---------      ---------        ---------     ---------

STATEMENTS OF OPERATIONS (unaudited)(continued)
-----------------------------------------------
(Increase) decrease in unrealized
 depreciation:
  Equity investments                      (1,552,939)      (372,868)      (2,069,761)   (3,894,774)
  Notes receivable                             1,268             --           (2,031)       34,504
                                           ---------      ---------        ---------     ---------
Net increase in unrealized
 depreciation                             (1,551,671)      (372,868)      (2,071,792)   (3,860,270)
                                           ---------      ---------        ---------     ---------

Other income                                      --             --          666,667            --
                                           ---------      ---------        ---------     ---------
Net decrease in partners' capital
 resulting from operations               $(2,309,003)   $(1,096,407)     $(2,660,023)  $(4,954,331)
                                           =========      =========        =========     =========
Net decrease in partners' capital
 resulting from operations
 per Unit                                $     (5.71)   $     (2.71)     $     (6.58)  $    (12.26)
                                           =========      =========        =========     =========


STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                              2002             2001
                                           ---------         ---------

Net decrease in partners' capital
 resulting from operations               $(2,660,023)      $(4,954,331)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized (gain) loss from
  sales of equity investments               (616,293)          291,627
 Realized gain from venture capital
  limited partnership investments            (27,338)         (275,087)
 Net increase (decrease) in unrealized
  depreciation:
  Equity investments                       2,069,761         3,894,774
  Notes receivable                             2,031           (34,504)
 Increase in other receivable               (666,667)               --
 Increase in accrued interest on notes
  receivable                                 (39,178)          (42,516)
 Decrease in accounts payable
  and accrued expenses                       (38,583)          (17,870)
 Decrease in due to related parties          (11,671)       (1,154,573)
 Other changes, net                          (14,451)          (37,970)
                                           ---------        ----------
Net cash used by operating activities     (2,002,412)       (2,330,450)
                                           ---------        ----------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              1,370,006           437,972
 Purchase of equity investments             (988,116)       (1,934,015)
 Repayments of notes receivable                   --             4,604
 Distributions from venture capital
  limited partnership investments             23,620            37,882
                                           ---------        ----------
  Net cash provided (used) by investing
   activities                                405,510        (1,453,557)
                                           ---------        ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
------------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings       (1,200,000)       (2,300,000)
                                           ---------        ----------
  Net cash used by financing activities   (1,200,000)       (2,300,000)
                                           ---------        ----------
Net decrease in cash and cash
 equivalents                              (2,796,902)       (6,084,007)

Cash and cash equivalents at
 beginning of year                         7,222,914        13,261,432
                                           ---------        ----------
Cash and cash equivalents
 at June 30                              $ 4,426,012       $ 7,177,425
                                           =========        ==========



























See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2002 and December 31, 2001, was $21,483,957 and $22,527,447, respectively. At
June 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,     December 31,
                                          2002          2001
                                      -----------    -----------
Unrealized appreciation              $  2,568,246   $  3,306,512
Unrealized depreciation               (14,114,255)   (14,487,594)
                                       ----------     ----------
Net unrealized depreciation          $(11,546,009)  $(11,181,082)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2002 and 2001, were as follows:

                                              2002           2001
                                            --------       --------
Management fees                          $   95,925       $120,475
Reimbursable operating expenses           1,626,241        929,452
Individual General Partners' compensation    14,000         23,449

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $46,840 due to related parties at June 30, 2002, compared to $57,054 due to related parties at December 31, 2001, for such reimbursable expenses.

Management fees due to the Managing General Partners were $15,988 and $17,445 at June 30, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair value of $145,081.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $1,697,543 and $2,064,477, respectively, and aggregate market values of $545,045 and $1,921,770, respectively. The net unrealized loss at December 31, 2001 included gross gains of $429,082. There were no gross gains at June 30, 2002.

Restricted Securities
---------------------

At June 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $9,303,953 and $9,337,675, respectively, representing 61.7 percent and 52.7 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the six months ended June 30, 2002, are as follows:

Acusphere, Inc.
---------------

In June 2002, the Partnership purchased 178,806 shares of Series J Preferred stock of the company for $252,116.

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

Matrix Pharmaceuticals, Inc.
----------------------------

In January 2002, the Partnership sold its entire investment in the company for proceeds of $971,134 and a realized gain of $659,164.

Pegasus Communications
----------------------

In January 2002, the partnership sold 1,988 common shares in the company for proceeds of $7,191 and realized a loss of $47,270.


Pharmadigm, Inc.
----------------

In May 2002, the Partnership acquired 225,000 shares of Series F Preferred stock of the company for $225,000.

Resolution Sciences Corporation
-------------------------------

In April 2002, the Partnership issued a $100,000 convertible note to the company with an interest rate of prime plus 1 percent and a maturity date of April 2003.

WorldRes, Inc.
--------------

In April 2002, the Partnership issued a convertible note for $136,000 to the company. The note bears interest at prime plus 4 percent and is due in April 2003.

Venture Capital Limited Partnership Investments
-----------------------------------------------

In the six months ended June 30, 2002, the Partnership received stock distributions of Virage, Inc, with a total fair value of $3,718. Cash distributions of $20,000 and $3,620 were received from O,W&W Pacrim Investments Limited and Spectrum Equity Investors, L.P., respectively. These distributions were recorded as realized gains.

The Partnership recorded a $95,772 decrease in fair value primarily as a result of the above distributions and a decrease in the fair value of the underlying investments of the Partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------

In August 2002, the Partnership purchased 970,761 Series B Preferred shares of CellzDirect for $375,000.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2002          2001
                                               --------      --------
Balance at January 1                           $ 86,920    $  138,020

Repayments of notes receivable                       --        (4,604)
Change in accrued interest receivable             4,061         2,703
Net (increase) decrease in unrealized
 depreciation of notes receivable                (2,031)       34,504
                                                -------     ---------
Balance at June 30                             $ 88,950    $  170,623
                                                =======     =========

The interest rate on notes receivable at June 30, 2002 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $177,901, due 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2002 and December 31, 2001 consisted of:

                                                  2002           2001
                                                --------        ------
Demand accounts                               $  131,408    $    38,347
Money market accounts                          4,294,604      7,184,567
                                               ---------     ----------
 Total                                        $4,426,012    $ 7,222,914
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

8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2002, the Partnership had the following unfunded commitments:

TYPE
----
Equity investments                                  $375,000
Notes receivable                                     244,533
Venture capital limited partnership investments       25,000
                                                     -------
     Total                                          $644,533
                                                     =======

The Partnership has also guaranteed equipment leases of $350,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed a complaint in federal district court regarding the arbitration; however, Kanematsu has not filed a motion to vacate the award. A ruling on the complaint is still pending. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award.

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


9.     Financial Highlights
       --------------------

                                 For The Six Months Ended June 30,
                                 ---------------------------------
                                             2002          2001
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $35.81       $52.55

Loss from investment operations:
  Net investment loss                        (4.70)       (2.66)
  Net realized and unrealized
   loss on investments                       (1.88)       (9.60)
                                             -----        -----
  Total from investment
   operations                                (6.58)      (12.26)
                                             -----        -----
Net asset value, end of period              $29.23       $40.29
                                             =====        =====


Total Return                                (18.38)%     (23.33)%

Ratios to average net assets:
 Net investment loss                        (14.45)%      (5.75)%

 Expenses                                    15.33%        7.42%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. As of June 30, 2002, the General Partners have a negative capital balance of $3,379,281. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

During the six months ended June 30, 2002, net cash used by operating activities totaled $2,002,412. The Partnership paid management fees of $97,382 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,636,455. In addition, $14,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $297,687 and $13,035, respectively. Interest income of $56,147 was received.

During the six months ended June 30, 2002, equity investments of $988,116 were funded primarily to portfolio companies in the medical industry. Proceeds from the sale of equity investments were $1,370,006 and cash distributions of $23,620 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $1,200,000. At June 30, 2002, the Partnership had commitments to fund additional investments totaling $644,533.

Cash and cash equivalents at June 30, 2002, were $4,426,012. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $2,309,003 for the quarter ended June 30, 2002, compared to a net decrease in partners' capital resulting from operations of $1,096,407 for the same period in 2001.

Net unrealized depreciation on equity investments was $9,629,931 and $8,076,992 at June 30, 2002 and March 31, 2002, respectively. During the quarter ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,552,939 compared to an increase in unrealized depreciation of $372,868 during 2001. The change in 2002 was primarily attributable to a decrease in the publicly-traded price of Valentis, Inc. and decreases in the fair value of private portfolio companies in the medical and biotechnology industries. The 2001 increase in net unrealized depreciation on investments was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, partially offset by increases in the fair values of companies in the medical industry.

For the quarters ended June 30, 2002 and 2001, interest income was $40,265 and $104,253, respectively. The decrease was primarily the result of reduced cash balances.

Total investment expenses were $801,197 for the quarter ended June 30, 2002, compared to $872,848 for the same period in 2001. The decrease was primarily due to decreased investment monitoring activity and professional fees partially offset by increased administrative and investor services costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
Year
----

Net decrease in partners' capital resulting from operations was $2,660,023 for the six months ended June 30, 2002, compared to a net decrease in partners' capital resulting from operations of $4,954,331 for the same period in 2001.

Net unrealized depreciation on equity investments were $9,629,931 and $7,560,170 at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $2,069,761 compared to an increase in net unrealized depreciation of $3,894,774 during 2001. The change in 2002 was primarily related to decreases in the fair value of private portfolio companies in the medical and biotechnology industries.
In 2001, the increase in net unrealized depreciation was mainly attributable to a decrease in the fair value of Prolinx, Inc. and a decrease in the publicly-traded price of Physiometrix, Inc.

For the six months ended June 30, 2002, net realized gain from equity investment sales of $616,293 primarily related to the sale of Matrix Pharmaceuticals, Inc. Net realized loss from sales of equity investments was $291,627 for the six months ended June 30, 2001, and primarily related to the sale of Efficient Networks, Inc.

Other income was $666,667 for the six months ended June 30, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed a complaint in federal district court regarding the arbitration; however, Kanematsu has not filed a motion to vacate the award. A ruling on the complaint is still pending. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. There was no such income in the corresponding period of 2001.

Total investment expenses were $1,993,854 and $1,377,574 for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily due to increased administrative and investor services costs.

During the six months ended June 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $27,338. During the same period in 2001, there were gains of $275,087.
The gains represented distributions from profits of venture capital limited partnership investments.

During the six months ended June 30, 2002 and 2001, interest income was $95,325 and $300,053, respectively. The decrease was primarily the result of reduced cash balances.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Registrant on June 28, 2002, to report the appointment of Grant Thornton LLP as the Partnership's public accountants. No financial statements were filed.

                             CERTIFICATION
                             -------------

The undersigned hereby certifies, to such officer's knowledge, that this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.



Date:  August 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited



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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 14, 2002   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.