Form 10-Q
period 2002-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2002-11-14
CIK 850877

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                            (unaudited)
                                           September 30,       December 31,
                                               2002               2001
                                           ------------        ------------
ASSETS

Equity investments (cost of
 $20,572,988 and $18,819,615 at
 September 30, 2002 and December 31, 2001,
 respectively)                               $ 9,976,906       $11,259,445
Notes receivable, net (cost of
 $184,552 and $5,620,368 at
 September 30, 2002 and December 31, 2001,
 respectively)                                    92,276            86,920
                                              ----------        ----------
     Total investments                        10,069,182        11,346,365

Cash and cash equivalents                      2,860,847         7,222,914
Other receivables                                666,667                --
Other assets                                     177,710           540,321
                                              ----------        ----------
     Total assets                            $13,774,406       $19,109,600
                                              ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    36,502       $   104,582
Short-term borrowings                                 --         1,200,000
Due to related parties                            14,343            74,499
                                              ----------        ----------
     Total liabilities                            50,845         1,379,081

Commitments and contingencies
See Note 8.

Partners' capital:
 Limited Partners (400,000 units outstanding) 17,116,310        21,083,200
 General Partners                             (3,392,749)       (3,352,681)
                                              ----------        ----------
     Total partners' capital                  13,723,561        17,730,519
                                              ----------        ----------
     Total liabilities and partners' capital $13,774,406       $19,109,600
                                              ==========        ==========

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal
                                          Amount or     September 31, 2002    December 31, 2001
Industry                                  Shares at     ------------------    -----------------
(1)                          Investment  September 31,   Cost        Fair       Cost      Fair
Company            Position     Date        2002         Basis       Value      Basis     Value
----------------   --------  ----------  ------------    -----       -----      -----     -----

Equity Investments
------------------

Biomedical
----------
0.2% and 4.6% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Celera Genomics
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares        2000        4,065 $   141,000  $    32,317  $  141,000  $  108,495
Matrix
 Pharmaceuticals, Common
 Inc.             shares        2001           --          --           --     311,970     702,629
                                                   ----------   ----------  ----------  ----------
                                                      141,000       32,317     452,970     811,124
                                                   ----------   ----------  ----------  ----------

Biotechnology
-------------
5.9% and 4.6% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
CellzDirect, Inc. Preferred
  (a) (b)         shares        2002      970,761     375,001      150,000          --          --
Molecular
 Geriatrics       Common
 Corporation (a)  shares        1993       47,170     250,000        4,245     250,000       4,245


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2000      717,162   2,766,870      258,177   2,766,870     322,722
Prolinx, Inc.     Preferred     1995-
 (a) (b)          shares        2001    1,098,169     988,170      395,341     988,170     494,176
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001       20,361       6,061            0       6,061           0
                                                    ---------   ----------  ----------  ----------
                                                    4,386,102      807,763   4,011,101     821,143
                                                    ---------   ----------  ----------  ----------
Communications
--------------
0.4% and 1.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403       48,205     301,403     157,911
Pegasus
 Communications   Common        2000-
 Corporation      shares        2001           --          --           --      54,461      20,696
                                                   ----------   ----------  ----------  ----------
                                                      301,403       48,205     355,864     178,607
                                                   ----------   ----------  ----------  ----------
Computer Systems and Software
-----------------------------
1.2% and 0.2% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Ascential
 Software         Common
 Corporation      shares        2001           --          --           --           0       1,215
Lynk Systems,     Common
 Inc.(a)          shares        1998      105,000      38,500      157,500      38,500      31,500
Virage, Inc.      Common
                  shares        2002        1,428       1,660        1,113       1,668       2,191
                                                   ----------   ----------  ----------  ----------
                                                       40,160      158,613      40,168      34,906
                                                   ----------   ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560        5,056      35,560       5,056
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806          180       1,806         180
                                                   ----------   ----------  ----------  ----------
                                                       37,366        5,236      37,366       5,236
                                                   ----------   ----------  ----------  ----------

High Tech Financial
-------------------
2.0% and 0.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Vencore Solutions
 LLC  (a) (b)     LLC Units     2002      625,000     625,000      250,000          --          --
Vencore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975          --          --
                                                   ----------   ----------  ----------  ----------
                                                      625,000      274,975          --          --
                                                   ----------   ----------  ----------  ----------

Industrial/Business Automation
------------------------------
4.6% and 2.5% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Innergy Power
 Corp.            Preferred     1995-
 (a) (b)          shares        2002      880,236   2,707,505      512,814   2,687,985     352,138
Innergy Power
 Corp.            Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0           1           0
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Innergy Power     Common and
 Corp.            Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      458,809       3,000            0       4,186           0
Innergy Power
 Corp.            Convertible
  (a) (b)         note (2)      2001     $244,000     246,032      123,016     251,500      88,025
                                                   ----------   ----------  ----------  ----------
                                                    2,960,738      635,830   2,943,672     440,163
                                                    ----------   ----------  ----------  ----------
Information Technology
----------------------
1.8% and 1.5% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
WorldRes, Inc.    Common        1997-
 (a) (b)          shares        2001      222,063   1,059,652      199,856   1,059,652     266,475
WorldRes, Inc.    Convertible
 (a) (b)          note (2)      2002     $136,000     141,967       42,590          --          --
WorldRes, Inc.    Common and
 (a) (b           preferred
                  share warrants
                  at $3.00-$3.70
                  expiring      1997-
                  2002-2007     2002       22,919          62            0          62           0
                                                   ----------   ----------  ----------  ----------
                                                    1,201,681      242,446   1,059,714     266,475
                                                   ----------   ----------  ----------  ----------

Medical
-------
38.6% and 35.4% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
Acusphere, Inc.   Preferred     1995-
 (a)              shares        2002      556,337   1,014,615      313,774     762,499   1,075,963
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,006,045   2,504,823    2,692,176   2,000,000   1,875,000
Atherotech,       Convertible
 Inc. (a) (b)     note (2)      2001           --          --           --     251,315     150,789


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718        9,291     206,718      15,486
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874      356,062     163,874     446,135
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999      339,253     556,001            0     556,001           0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000       24,667           0            0           0           0
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000     $273,000     352,567        4,427     331,059     128,602
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        2002      958,815   1,304,396      383,526   1,079,396     220,144
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991      200,000     200,000      424,000     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      136,973     285,023     304,696
R2 Technology,    Preferred     1994-
 Inc. (a)         shares        1996      468,541     537,080      494,555     537,080     791,287
Resolution
 Sciences Corp.   Preferred
 (a) (b)          shares        2000      485,000     970,000       97,000     970,000     291,000
Resolution
 Sciences Corp.   Convertible
 (a) (b)          notes (2)     2001     $200,000     213,076       21,307     106,082      31,824
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      224,900     390,000     224,900
Valentis, Inc.    Common        1994-
                  shares        2002      415,974     838,279      141,432     762,234     608,450
                                                   ----------   ----------  ----------  ----------
                                                    9,536,452    5,299,423   8,601,281   6,270,276
                                                   ----------   ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
15.1% and 11.6% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares        1992      444,444     500,000    1,999,998     500,000   1,999,998
Tessera, Inc.(a)  Common
                  shares        1997       48,502      56,500       78,807      56,500      50,918
                                                   ----------   ----------  ----------  ----------
                                                      556,500    2,078,805     556,500   2,050,916
                                                   ----------   ----------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
2.9% and 2.1% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Capital Valley    Preferred
 Ventures(a)      shares          2002     50,794      48,254       24,127          --          --
Capital Valley
 Ventures(a)      LLC units       2002     50,794       2,540        1,270          --          --
Capital Valley    Convertible
 Ventures(a)      note (2)        2001         --          --           --      25,187      25,187
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests    various   $150,000      76,436       38,218      76,436      55,876
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460      106,230     212,460      30,578
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000     126,120
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082      199,041     398,082     110,087
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      32,751
                                                   ----------   ----------  ----------  ----------
                                                      786,586      393,293     760,979     380,599
                                                   ----------   ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total equity investments - 72.7% and 63.5% at
 September 30, 2002 and December 31, 2001,
 respectively                                      20,572,988    9,976,906  18,819,615  11,259,445
                                                   ----------   ----------  ----------  ----------

Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999     $164,906     184,552       92,276     173,840      86,920
Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on        1999-
 (b)              demand        2000           --          --           --   5,446,528           0
                                                   ----------   ----------  ----------  ----------
Total notes receivable - 0.7% and 0.5% at
 September 30, 2002 and December 31, 2001,
 respectively                                         184,552       92,276   5,620,368      86,920
                                                   ----------   ----------  ----------  ----------
Total investments - 73.4% and 64.0% at
 September 30, 2002 and December 31, 2001,
 respectively                                     $20,757,540  $10,069,182 $24,439,983 $11,346,365
                                                   ==========   ==========  ==========  ==========

Legend and footnotes:

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2002 and December 31, 2001.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 5.75 percent to 12 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months           For the Nine Months
                                               Ended September 30,            Ended September 30,
                                             ----------------------         ----------------------
                                              2002            2001             2002          2001
                                             ------          ------           ------        ------
Investment income:
 Notes receivable interest                 $  24,170    $    27,757      $    72,492    $   82,253
 Short-term interest income                   11,565         58,786           58,568       304,343
                                            --------      ---------         --------     ---------
   Total investment income                    35,735         86,543          131,060       386,596

Investment expenses:
 Management fees                              37,999         60,237          133,924       180,712
 Independent General Partners' compensation    3,500         10,043           17,500        33,492
 Investment operations                        63,071         57,273          367,814       295,636
 Administrative and investor services        263,033        282,970        1,663,171       976,007
 Professional fees                            17,104         56,085           94,142       206,779
 Computer services                            28,981         49,508          117,956       146,417
 Interest expense                                 --             --           13,035        54,647
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 413,688        516,116        2,407,542     1,893,690
                                           ---------      ---------        ---------     ---------
 Net investment loss                        (377,953)      (429,573)      (2,276,482)   (1,507,094)
                                           ---------      ---------        ---------     ---------
 Net realized (loss) gain from sales
  of equity investments                           --         (8,915)         616,293      (300,542)
 Realized loss from investment
  write off                               (5,446,528)    (3,161,092)      (5,446,528)   (3,161,092)
 Realized gain from venture capital
  limited partnership investments                494         28,368           27,832       303,455
                                           ---------      ---------        ---------     ---------
 Net realized loss                        (5,446,034)    (3,141,639)      (4,802,403)   (3,158,179)
                                           ---------      ---------        ---------     ---------



STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 (Increase) decrease in unrealized
  depreciation:
  Equity investments                        (966,151)     1,615,341       (3,035,912)   (2,279,433)
  Notes receivable                         5,443,203             --        5,441,172        34,504
                                           ---------      ---------        ---------     ---------
Net decrease (increase) in unrealized
 depreciation                              4,477,052      1,615,341        2,405,260    (2,244,929)
                                           ---------      ---------        ---------     ---------

Other income                                      --             --          666,667            --
                                           ---------      ---------        ---------     ---------

Net decrease in partners'
 capital resulting from operations       $(1,346,935)   $(1,955,871)     $(4,006,958)  $(6,910,202)
                                           =========      =========        =========     =========
Net decrease in partners'
 capital resulting from operations
 per Unit                                $     (3.34)  $      (4.84)     $     (9.92) $     (17.10)
                                           =========     ==========        =========    ==========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Nine Months Ended Sept 30,
                                       ---------------------------------
                                              2002             2001
                                            --------         --------

Net decrease in partners'
 capital resulting from operations       $(4,006,958)     $(6,910,202)

Adjustments to reconcile net
 decrease in partners'
 capital resulting from operations
 to net cash used by operating
 activities:
 Net realized (gain) loss from
  sales of equity investments               (616,293)         300,542
 Realized loss from
  investment write off                     5,446,528        3,161,092
 Realized gain from venture capital
  limited partnership investments            (27,832)        (303,455)
 Net increase (decrease) in unrealized
  depreciation:
  Equity investments                       3,035,912        2,279,433
  Notes receivable                        (5,441,172)         (34,504)
 Increase in other receivable               (666,667)              --
 Increase in accrued interest on notes
  receivable                                 (63,349)         (70,272)
 Decrease in accounts payable
  and accrued expenses                       (68,080)         (39,112)
 Decrease in due to related
  parties                                    (60,156)        (722,365)
 Other changes, net                          (23,465)        (100,622)
                                           ---------       ----------
Net cash used by operating activities     (2,491,532)      (2,439,465)
                                           ---------       ----------
Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              1,370,006          479,998
 Purchase of equity investments           (2,064,161)      (2,025,482)
 Repayments of notes receivable                   --            4,604
 Distributions from venture capital
  limited partnership investments             23,620           62,882
                                           ---------       ----------
  Net cash used by investing
   activities                               (670,535)      (1,477,998)
                                           ---------       ----------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
------------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings       (1,200,000)       (2,300,000)
                                           ----------       -----------
  Net cash used by financing activities   (1,200,000)       (2,300,000)
                                           ---------        ----------
Net decrease in cash and
 cash equivalents                         (4,362,067)       (6,217,463)

Cash and cash equivalents at
 beginning of year                         7,222,914        13,261,432
                                           ---------        ----------
Cash and cash equivalents
 at September 30                         $ 2,860,847       $ 7,043,969
                                           =========        ==========
Supplemental schedule of non-cash
  investing activity:

  Non-cash exercise of warrants          $        --       $     9,340
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2002 and December 31, 2001, was $22,588,137 and $22,527,447, respectively.
At September 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                     September 30,   December 31,
                                         2002           2001
                                     ------------    -----------
Unrealized appreciation              $  2,651,861   $  3,306,512
Unrealized depreciation               (15,170,816)   (14,487,594)
                                       ----------     ----------
Net unrealized depreciation          $(12,518,955)  $(11,181,082)
                                       ==========     ==========



3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2002 and 2001, were as follows:

                                              2002           2001
                                            --------       --------
Management fees                          $  133,924       $180,712
Reimbursable operating expenses           1,912,139      1,243,012
Individual General Partners' compensation    17,500         33,492

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $4,998 and $ 57,054 at September 30, 2002 and December 31, 2001, respectively.

Management fees due to the Managing General Partners were $9,345 and $17,445 September 30, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc. options at an exercise price higher than the current market value. At September 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $164,331.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.



Marketable Equity Securities
----------------------------

At September 30, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $1,774,083 and $2,064,477, respectively, and aggregate market values of $369,331 and $1,921,770, respectively. The net unrealized loss at September 30, 2002 and December 31, 2001, included gross gains of $562 and $429,082, respectively.

Restricted Securities
---------------------

At September 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $9,607,575 and $9,337,675, respectively, representing 70.0 percent and 52.7 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the nine months ended September 30, 2002, are as follows:

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

Capital Valley Ventures
-----------------------

In March 2002, the Partnership converted $25,794 in notes receivable to 25,794 Series A Preferred shares and 25,794 LLC Units. Also in March, the Partnership purchased 25,000 Series A Preferred shares and 25,000 LLC Units for $25,000.

CellzDirect, Inc.
-----------------

In August 2002, the Partnership purchased 970,761 Series B Preferred shares of the company for $375,001.

Innergy Power Corporation
-------------------------

In January 2002, the Partnership net exercised a common stock warrant for 10,000 shares at $0.60 each and received 7,000 shares with a cost basis of $4,200. The Partnership realized a gain of $4,200 on the warrant exercise.

In August 2002, the company extended a convertible note issued to the Partnership to August 2003 and converted accrued interest of $19,520 into 9,761 Series C Preferred shares.

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

Valentis, Inc.
--------------
In September 2002, the Partnership acquired 219,700 common shares of the company for $76,045.

Vencore Solutions, LLC
----------------------

During September 2002, the Partnership acquired 625,000 Series A units of the Limited Liability Company for $625,000. In addition, a warrant for 62,500 Series A units was issued.

WorldRes, Inc.
--------------

In April 2002, the Partnership issued a convertible note for $136,000 to the company. The note bears interest at prime plus 4 percent and is due in April 2003.

Venture Capital Limited Partnership Investments
-----------------------------------------------

In the nine months ended September 30, 2002, the Partnership received stock distributions of Virage, Inc, with a total fair value of $4,213. Cash distributions of $20,000 and $3,620 were received from O,W&W Pacrim Investments Limited and Spectrum Equity Investors, L.P., respectively. These distributions were recorded as realized gains.




Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------
In October 2002, the Partnership sold its entire investment in Lynk Systems, Inc. for $551,250.

In November 2002, the Partnership sold its entire investment in R2 Technology, Inc. for $840,330.

Subsequent to September 30, 2002, the fair value of the Partnership's investment in Endocare, Inc. decreased by $280,420 as a result of a decrease in the publicly-traded price on November 8, 2002.

5.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                  2002          2001
                                                 ------       -------
Balance at January 1                         $   86,920      $138,020

Repayments of notes receivable                       --        (4,604)
Write off of notes receivable and
 accrued interest                            (5,446,528)           --
Change in accrued interest receivable            10,712         9,446
Net decrease in unrealized
 depreciation of notes receivable             5,441,172        34,504
                                              ---------       -------
Balance at September 30                      $   92,276      $177,366
                                              =========       =======

The interest rate on notes receivable at September 30, 2002 was 16 percent. All notes are due in 2004.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $5,446,528 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.



6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2002 and December 31, 2001 consisted of:

                                                  2002           2001
                                                 ------         ------
Demand accounts                               $  280,742     $   38,347
Money market accounts                          2,580,105      7,184,567
                                               ---------      ---------
 Total                                        $2,860,847     $7,222,914
                                               =========      =========

7.     Short-Term Borrowings
       ---------------------

In December 2001, the Partnership borrowed $1,200,000 from a commercial financial institution and pledged $1,200,000 in cash as collateral for the note. The 2001 note and accrued interest of $11,038 were repaid on March 15, 2002.

8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2002, the Partnership had the following unfunded commitments:

TYPE
----
Equity investments                                $1,250,000
Notes receivable                                     244,533
Venture capital limited partnership investments       25,000
                                                   ---------
     Total                                        $1,519,533
                                                   =========

The Partnership has also guaranteed equipment leases of $350,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the original award was upheld by the Federal District Court. Kanematsu has filed an appeal seeking to overturn the court's confirmation of the arbitration decision. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award.

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

9.     Financial Highlights
       --------------------

                                 For The Nine Months Ended September 30,
                                 ---------------------------------
                                             2002          2001
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $35.75       $52.45

Loss from investment operations:
  Net investment loss                        (3.98)       (3.73)
  Net realized and unrealized
   loss on investments                       (5.94)      (13.37)
                                             -----        -----
  Total from investment
   operations                                (9.92)      (17.10)
                                             -----        -----
Net asset value, end of period              $25.83       $35.35
                                             =====        =====


Total Return                                (27.74)%     (32.60)%

Ratios to average net assets:
 Net investment loss                        (12.94)%      (8.50)%

 Expenses                                    19.55%       10.78%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. As of September 30, 2002, the General Partners have a negative capital balance of $3,392,749. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

During the nine months ended September 30, 2002, net cash used by operating activities totaled $2,491,532. The Partnership paid management fees of $142,024 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,964,195. In addition, $17,500 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $422,489 and $13,035, respectively. Interest income of $67,711 was received.

During the nine months ended September 30, 2002, equity investments of $2,064,161 were funded primarily to portfolio companies in the medical industry. Proceeds from the sale of equity investments were $1,370,006 and cash distributions of $23,620 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $1,200,000. At September 30, 2002, the Partnership had commitments to fund additional investments totaling $1,519,533.

Cash and cash equivalents at September 30, 2002, were $2,860,847. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,346,935 for the quarter ended September 30, 2002, compared to a net decrease in partners' capital resulting from operations of $1,955,871 for the same period in 2001.

Realized loss from investment write offs total $5,446,528 during the quarter ended September 30, 2002, and relate to notes and interest receivable from Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. During the quarter ended September 30, 2001, realized loss from investment write offs totaled $3,161,092. This amount related to the write off of investments in Adesso Healthcare Technology Services, Inc. and eoSports, Incorporated.

Net unrealized depreciation on notes receivable was $92,276 and $5,535,479 at September 30, and June 30, 2002, respectively. During the quarter ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $5,443,203 was mainly attributable to the write off of notes receivable from Sutmyn Storage Corporation. During the quarter ended September 30, 2001, there was no decrease in the fair value of notes receivable.

Net unrealized depreciation on equity investments was $10,596,082 and $9,629,931 at September 30, 2002 and June 30, 2002, respectively. During the quarter ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $966,151 compared to a decrease in unrealized depreciation of $1,615,341 during 2001. The 2002 increase was primarily due to decreases in the fair values of private portfolio companies in the biotechnology, high tech/financial and medical industries along with a decrease in the publicly-traded price of Valentis, Inc. The change in 2001 was primarily attributable to the write off of Adesso Healthcare Technology Services, Inc. and eoSports, Incorporated and an increase in the fair value of Prolinx, Inc., partially offset by decreases in the fair values of companies in the medical industry.

Total investment expenses were $413,688 for the quarter ended September 30, 2002, compared to $516,116 for the same period in 2001. The decrease is primarily due to decreased management and professional fees and decreased administrative and investor services costs.

For the quarters ended September 30, 2002 and 2001, interest income was $35,735 and $86,543, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
---------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $4,006,958 for the nine months ended September 30, 2002, compared to a net decrease in partners' capital resulting from operations of $6,910,202 for the same period in 2001.

Realized loss from investment write offs total $5,446,528 during the nine months ended September 30, 2002, and relate to notes and interest receivable from Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. During the nine months ended September 30, 2001, realized loss from investment write offs totaled $3,161,092. This amount related to the write off of investments in Adesso Healthcare Technology Services, Inc. and eoSports, Incorporated.

Net unrealized depreciation on notes receivable was $92,276 and $5,533,448 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $5,441,172 was mainly attributable to the write off of notes receivable from Sutmyn Storage Corporation. During the nine months ended September 30, 2001, the Partnership recorded a $34,504 increase in the fair value of notes receivable.

For the nine months ended September 30, 2002, net realized gain from equity investment sales of $616,293 was primarily related to the sale of Matrix Pharmaceuticals, Inc. During the same period in 2001, the Partnership realized net losses from the sales of equity investments of $300,542, primarily related to the sale of Efficient Networks, Inc.

Net unrealized depreciation on equity investments was $10,596,082 and $7,560,170 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $3,035,912 compared to an increase in net unrealized depreciation of $2,279,433 during 2001. In 2002, the increase in net unrealized depreciation was mainly attributable to decreases in the fair value of private portfolio companies in the biotechnology, high tech/financial and medical industries along with a decrease in the publicly-traded price of Valentis, Inc. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc. and a decrease in the publicly-traded prices of Physiometrix, Inc. and Valentis, Inc., partially offset by the write off of Adesso Healthcare Technology Services, Inc. and eoSports, Incorporated.

Other income was $666,667 for the nine months ended September 30, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the original award was upheld by the Federal District Court. Kanematsu has filed an appeal seeking to overturn the court's confirmation of the arbitration decision. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. There was no such income in the corresponding period of 2001.

Total investment expenses were $2,407,542 and $1,893,690 for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily due to increased administrative, personnel and investor services costs.

During the nine months ended September 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $27,832. During the same period in 2001, there were gains of $303,455. The gains represents distributions from profits of venture capital limited partnership investments.

During the nine months ended September 30, 2002 and 2001, interest income was $131,060 and $386,596, respectively. The decrease was primarily the result of reduced cash balances.


Item 4.   Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners V, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners V, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners V, L.P. in this report is accumulated and communicated to Technology Funding Partners V, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners V, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Partners V, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) On August 16, 2002, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners


Date:  November 14, 2002   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.



                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners V, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.

Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited