Form 10-K
period 2002-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2003-03-25
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2002

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

1107 Investment Boulevard, Suite 180
El Dorado Hills, California                                   95762
---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                              (916) 941-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the Units of limited partnership interests (Units) exist, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on November 8, 2002 are incorporated by reference into
Part III of this Form 10-K where indicated.

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002, pursuant to unanimous approval by the Independent General Partners in 1999. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized the Partnership's Individual General Partners to extend the Partnership for up to two one-year additional terms.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A special meeting of the Limited Partners of the Partnership was held on November 8, 2002. At that meeting, the Limited Partners ratified the appointment of Grant Thornton as independent certified public accountants of the Partnership (387,108 Units voting for, 3,405 Units voting against and 9,487 Units abstaining) and amended the Limited Partnership Agreement for the following items: 1) change the required number of Independent General Partners from three to two and affirm the role of the Independent General Partners as directors of a business development company (368,509 Units voting for, 22,914 Units voting against and 8,577 Units abstaining), 2) increase the compensation each Independent General Partner receives for services rendered to the Partnership (325,472 Units voting for, 64,488 Units voting against and 10,040 Units abstaining), and 3) extend the term of the Partnership from December 31, 2002, to December 31, 2004, and for up to two one-year extensions through December 31, 2006, at the discretion of the Partnership's Individual General Partners (363,862 Units voting for, 27,814 Units voting against and 8,324 Units abstaining). No other matters were voted on at this meeting.




                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 2002, there were 6,639 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                               ------------------------------------------
                                       2002         2001         2000         1999         1998
                                      ------       ------       ------       ------       ------
Total investment income           $  163,645   $  443,273  $  1,994,791  $   290,090  $    16,681
Net investment loss               (2,811,813)  (2,033,046)     (770,603)    (933,174)  (1,792,028)
Net realized gain (loss) from
 sales of equity investments       1,432,231     (914,464)   17,309,822    9,932,257        5,305
Realized loss from
 investment write-offs            (5,446,528)  (4,909,913)     (693,782)      (2,615)  (3,375,003)
Realized gain from recovery
 of investments previously
 written off                              --      107,816            --           --           --
Net realized gain from
 venture capital limited
 partnership investments              27,832      330,123     1,183,654      501,038      237,354
Net realized loss on
 foreign currency                         --           --      (126,781)          --           --
(Increase) decrease in
 unrealized depreciation:
  Equity investments              (7,217,797)     796,107   (27,693,162)   2,923,379   2,139,142
  Notes receivable                 5,386,013      (52,415)   (5,481,033)          --          --
  Other investments                       --           --            --           --     265,720
Other income                         774,298           --            --           --          --
Net (decrease) increase in
 partners' capital resulting
 from operations                  (7,855,764)  (6,675,792)  (16,271,885)  12,420,885  (2,519,510)
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit (1)         (19.44)      (16.52)       (34.76)       25.20       (6.14)
Total assets                       9,940,904   19,109,600    27,637,794   48,110,924  37,702,090
Distributions declared                    --           --     1,935,574    6,657,582          --
Distributions declared per Unit(2)        --           --            --        13.32          --

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

During the year ended December 31, 2002, net cash used by operating activities totaled $3,403,283. The Partnership paid management fees of $174,183 to the Managing General Partners and reimbursed related parties for operating expenses of $2,719,605. In addition, $45,500 was paid to the Individual General Partners as compensation for their services. The Partnership prepaid operating expenses of $371,570 to related parties as part of an employee retention program. Other operating expenses of $162,048 were paid, interest paid on short-term borrowings was $13,035 and interest income of $82,658 was received.

In 2002, equity investments of $3,654,853 were funded to portfolio companies primarily in the medical, high tech/financial, biomedical and information technology industries. Proceeds from the sale of equity investments were $2,761,586 and primarily related to the sale of investments in Matrix Pharmaceutical, Inc., Lynk Systems, Inc. and R2 Technology, Inc. Cash distributions of $23,620 were received from venture capital limited partnership investments. Net repayments of short-term borrowings totaled $1,200,000 in 2002. At December 31, 2002, the Partnership had commitments to fund additional investments totaling $489,786.

Cash and cash equivalents at December 31, 2002, were $1,749,984. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2002 compared to 2001
---------------------

The net decrease in partners' capital resulting from operations was $7,855,764 and $6,675,792 for the years ended December 31, 2002 and 2001, respectively.

Unrealized depreciation on equity investments was $14,777,967 and $7,560,170 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the net increase in unrealized depreciation of $7,217,797 was a result of decreases in the publicly traded prices of Endocare, Inc., Physiometrix, Inc. and Valentis, Inc. and in the fair value of private portfolio companies in the medical, biotechnology, information technology and communications industries. During the year ended December 31, 2001, the net decrease in unrealized depreciation of $796,107 was partially attributable to decreases in the publicly traded prices of Physiometrix, Inc. and Valentis, Inc. and in the fair value of a private portfolio company in the biotechnology industry. These decreases were offset by equity investment sales and investment write-offs during 2001 which resulted in a $5,497,389 decrease in unrealized depreciation as the depreciation was realized upon sale.

Unrealized depreciation on notes receivable investments was $147,435 and $5,533,448 at December 31, 2002 and 2001,
respectively. During the year ended December 31, 2002, the net decrease in unrealized depreciation of notes receivable of $5,386,013 was mainly attributable to the write-off of notes issued to Sutmyn Storage Corporation. During 2001, the Partnership recorded an increase in unrealized depreciation of notes receivable of $52,415 primarily related to the fair value of loans made to a portfolio company in the industrial/business automation industry.

Net realized gain from sales of equity investments during the year ended December 31, 2002 was $1,432,231, primarily related to the Partnership selling its investments in Matrix Pharmaceutical, Inc, Lynk Systems, Inc., and R2 Technology, Inc. During 2001, net realized loss from sales of equity investments totaled $914,464 and primarily resulted from the Partnership's sale of its investments in AudioBasket.com, Inc. and Efficient Networks, Inc.

Other income was $774,298 for the year ended December 31, 2002.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003, however a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The
Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002. There was no such income in 2001.

Investment expenses were $2,975,458 and $2,476,319 for 2002 and 2001, respectively. In 2002 the Managing General Partners billed the Partnership $89,786 and $23,249 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $2,862,423 and $2,566,105, respectively. The change from 2002 to 2001 is primarily attributable to increased administrative and investment service costs, partially offset by decreased professional and management fees.

During 2002, the Partnership recorded realized losses from investment write-offs of $5,446,528, which represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. During 2001, the Partnership recorded a realized loss from investment write-offs of $4,909,913, which represents the Partnership's total investment in Adesso Healthcare Technology Services, Inc., eoSports, Inc., Ascent Logic Corporation and Positive Communications, Inc., all of which ceased operations during 2001.

Net realized gain from venture capital limited partnerships totaled $27,832 and $330,123 in 2002 and 2001, respectively. The gains represented distributions from profits of venture capital limited partnerships.

Interest income was $163,645 and $443,273 for the years ended
December 31, 2002 and 2001, respectively. The decrease was primarily the result of decreased short-term investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2001 compared to 2000
---------------------

The net decrease in partners' capital resulting from operations was $6,675,792 and $16,271,885 for the years ended December 31, 2001 and 2000, respectively.

Unrealized depreciation on equity investments was $7,560,170 and $8,356,277 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the net decrease in unrealized depreciation of $796,107 was partially attributable to decreases in the publicly traded market prices of Physiometrix, Inc. and Valentis, Inc. and in the fair value of a private portfolio company in the biotechnology industry. These decreases were offset by equity investment sales and investment write-offs during 2001 which resulted in a $5,497,389 decrease in unrealized depreciation as the depreciation was realized upon sale. The 2000 increase in unrealized depreciation of $27,693,162 was primarily attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

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

Investment write-offs were $4,909,913 during the year ended December 31, 2001. The Partnership wrote off its investments in Adesso Healthcare Technology Services, Inc., eoSports, Inc., Ascent Logic Corporation and Positive Communications, Inc., all of which ceased operations during 2001. During 2000, the Partnership had a realized loss from investment write-offs of $693,782, which represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

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

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146").
SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities occurring after December 31, 2002. See Note 1 to the financial statements.



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

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

A Form 8-K was filed by the Partnership on July 1, 2002, to report the appointment of Grant Thornton LLP as the Partnership's independent public accountants.




                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Individual General Partners are responsible for the management and administration of the Partnership. The Individual General Partners consist of the two Independent General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation
(TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on November 8, 2002, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2002, the Partnership incurred $168,151 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for each attended meeting of the Individual General Partners and committees thereof. For the year ended December 31, 2002, $45,500 of such fees were incurred. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Individual GeneralPartners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The two Independent General Partners each own 20 Units. The Individual General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

Item 14. PROCEDURES AND CONTROLS
-------  -----------------------

The signing officer is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners V, An Aggressive Growth, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners V, An Aggressive Growth, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners V, An Aggressive Growth, L.P. in this report is accumulated and communicated to Technology Funding Partners V, An Aggressive Growth, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners V, An Aggressive Growth, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements - the following financial
statements are filed as a part of this Report:

Report of Independent Certified Public Accountants as of
  and for the year ended December 31, 2002.
Report of Independent Public Accountants as of
  and for the years ended December 31, 2001 and 2000
                  Balance Sheets as of December 31, 2002
                    and 2001
                  Statements of Investments as of
                    December 31, 2002 and 2001
                  Statements of Operations for the years
                    ended December 31, 2002, 2001 and 2000
                  Statements of Partners' Capital for the years
                    ended December 31, 2002, 2001 and 2000
                  Statements of Cash Flows for the years
                    ended December 31, 2002, 2001 and 2000
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

None

         (b)  Reports on Form 8-K

             (1) On July 1, 2002, the Partnership reported on Form 8-K the appointment of Grant Thornton LLP as the Partnership's independent public accountants.

             (2)  On August 16, 2002, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

             (3) On November 13, 2002, the Partnership filed Form 8-K to report the voting results of the special meeting of Limited Partners held on November 8, 2002.

             (4)  On January 8, 2003, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of
     Technology Funding Venture Partners V,
      an Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheet of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2002 and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. as of December 31, 2002 and the results of its operations, changes in partners' capital, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 17, 2003

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


Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 15, 2002


     THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TECHNOLOGY FUNDING VENTURE PARTNERS V, LP'S FILING ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31,2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               2002           2001
                                              ------         ------
ASSETS

Investments:
 Equity investments (cost basis of
  $21,605,935 and $18,819,615 for
  2002 and 2001, respectively)            $6,827,968    $11,259,445
 Notes receivable, net, (cost basis
  of $184,293 and $5,620,368 for 2002
  and 2001, respectively)                     36,858         86,920
                                           ---------     ----------
     Total investments                     6,864,826     11,346,365

Cash and cash equivalents                  1,749,984      7,222,914
Prepaid expenses                             357,106             --
Other receivable                             774,298             --
Other assets                                 194,690        540,321
                                           ---------     ----------
     Total assets                         $9,940,904    $19,109,600
                                           =========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $   44,870    $   104,582
Due to related parties                        21,279         74,499
Short-term borrowings                             --      1,200,000
                                           ---------     ----------
     Total liabilities                        66,149      1,379,081

Commitments and contingencies
  See Note 10.

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                             9,874,755     17,730,519
                                           ---------     ----------
     Total liabilities and
      partners' capital                   $9,940,904    $19,109,600
                                           =========     ==========




The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or     December 31, 2002     December 31, 2001
Industry                                   Shares at     ------------------    -----------------
(1)                          Investment  December 31,    Cost        Fair       Cost       Fair
Company            Position     Date        2002         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----
Equity Investments
------------------

Biomedical
----------
0.4% and 4.6% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Celera Genomics Group
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares        2000        4,065 $   141,000   $   38,821  $  141,000  $  108,495
Matrix
 Pharmaceutical,  Common
 Inc.             shares        2001           --          --           --     311,970     702,629
                                                   ----------    ---------  ----------  ----------
                                                      141,000       38,821     452,970     811,124
                                                   ----------    ---------  ----------  ----------
Biotechnology
-------------
2.4% and 4.6% at December 31, 2002 and 2001, respectively
---------------------------------------------------------

CellzDirect, Inc. Preferred
  (a) (b)         shares        2002      970,761     375,001       75,000          --          --
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics       Common
 Corporation)(a)  shares        1993       31,057     250,000        1,708     250,000       4,245
Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2000      717,162   2,766,870       64,544   2,766,870     322,722
Prolinx, Inc.     Preferred     1995-
 (a) (b)          shares        2001    1,098,169     988,170       98,835     988,170     494,176
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001       20,361       6,061            0       6,061           0
                                                   ----------    ---------  ----------   ---------
                                                    4,386,102      240,087   4,011,101     821,143
                                                   ----------    ---------  ----------  ----------
Communications
--------------
1.6% and 2.5% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403       78,124     301,403     157,911
Pegasus
 Communications   Common        2000-
 Corporation      shares        2001           --          --           --      54,461      20,696
Worldres.com,     Common        1997-
 Inc. (a) (b)     shares        2001      222,063   1,059,652       66,619   1,059,652     266,475
Worldres.com,     Convertible
 Inc. (a) (b)     note (2)      2002     $136,000     144,965       14,497          --          --


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Worldres.com,     Common
Inc. (a) (b)      share
                  warrants
                  expired       1997-
                  2002          2002           --          --           --          62           0
                                                   ----------    ---------  ----------  ----------
                                                    1,506,020      159,240   1,415,578     445,082
                                                   ----------    ---------  ----------  ----------
Environmental
-------------
0.0% and 0.0% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560            0      35,560       5,056
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806            0       1,806         180
                                                   ----------    ---------  ----------  ----------
                                                       37,366            0      37,366       5,236
                                                   ----------    ---------  ----------  ----------
High Tech/Financial
-------------------
2.8% and 0.0% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Vencore Solutions
 LLC  (a) (b)     LLC Units     2002      625,000     625,000      250,000          --          --
Vencore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975          --          --
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
                                                   ----------    ---------  ----------  ----------
                                                      625,000      274,975          --          --
                                                   ----------    ---------  ----------  ----------
Industrial/Business Automation
------------------------------
6.5% and 2.5% at December 31, 2002 and 2001, respectively
---------------------------------------------------------

Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      880,246   2,707,509      512,816   2,687,985     352,138
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0           1           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      518,427       3,000            0       4,186           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     250,952      125,476     251,500      88,025
                                                   ----------    ---------  ----------  ----------
                                                    2,965,662      638,292   2,943,672     440,163
                                                    ----------    ---------  ----------  ----------
Information Technology
----------------------
2.2% and 0.2% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Ascential
 Software         Common
 Corporation      shares        2001           --          --           --           0       1,215


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
KeyEye
 Communications,  Preferred
 Inc. (a) (b)     shares        2002    3,142,856     550,000      220,000          --          --
Lynk Systems,     Common
 Inc.(a)          shares        1998           --          --           --      38,500      31,500
Virage, Inc.      Common
                  shares        2002        1,428       1,660        1,001       1,668       2,191
                                                   ----------    ---------  ----------  ----------
                                                      551,660      221,001      40,168      34,906
                                                   ----------    ---------  ----------  ----------
Medical
-------
44.0% and 35.4% at December 31, 2002 and 2001, respectively
-----------------------------------------------------------
Acusphere, Inc.   Preferred     1995-
 (a)              shares        2002      556,337   1,014,615       78,444     762,499   1,075,963
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    2,824,175   2,000,000   1,875,000
Atherotech,       Convertible
 Inc. (a) (b)     note (2)      2001           --          --           --     251,315     150,789
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718       16,777     206,718      15,486
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874       26,376     163,874     446,135
Impres Medical    Preferred
 Inc.(a) (b)      shares        2002    1,071,429     742,500      450,000          --          --
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500            0          --          --


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999      339,253     556,001            0     556,001           0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000       24,667           0            0           0           0
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000     $273,000     359,816        4,427     331,059     128,602
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        2002      917,596   1,304,396      383,526   1,079,396     220,144
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991      200,000     200,000      106,000     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023       76,873     285,023     304,696
R2 Technology,    Preferred     1994-
 Inc. (a)         shares        1996           --          --           --     537,080     791,287
Resolution
 Sciences
 Corporation      Preferred
 (a) (b)          shares        2000      485,000     970,000            0     970,000     291,000
Resolution
 Sciences
 Corporation      Convertible   2001-
 (a) (b)          note (2)      2002     $200,000     215,804            0     106,082      31,824
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      224,900     390,000     224,900
Valentis, Inc.    Common        1994-
                  shares        2002      715,974     908,970      157,515     762,234     608,450
                                                   ----------    ---------  ----------  ----------
                                                   10,050,039    4,349,013   8,601,281   6,270,276
                                                   ----------    ---------  ----------  ----------
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Microelectronics
----------------
7.1% and 11.6% at December 31, 2002 and 2001, respectively
----------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares        1992      444,444     500,000      542,368     500,000   1,999,998
Tessera, Inc.(a)  Common
                  shares        1997       48,502      56,500      157,632      56,500      50,918
                                                   ----------    ---------  ----------  ----------
                                                      556,500      700,000     556,500   2,050,916
                                                   ----------    ---------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
2.1% and 2.1% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Capital Valley    Preferred
 Ventures(a)      shares          2002     50,794      48,254       14,476          --          --
Capital Valley
 Ventures(a)      LLC units       2002     50,794       2,540          762          --          --
Capital Valley    Convertible
 Ventures(a)      note (2)        2001         --          --           --      25,187      25,187
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests    various   $150,000      76,436       38,218      76,436      55,876
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       24,739     212,460      30,578
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000     126,120
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082      103,937     398,082     110,087


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      32,751
                                                   ----------    ---------  ----------  ----------
                                                      786,586      206,539     760,979     380,599
                                                   ----------    ---------  ----------  ----------
Total equity investments       69.1% and 63.5% at
 December 31, 2002 and 2001, respectively          21,605,935    6,827,968  18,819,615  11,259,445
                                                   ----------    ---------  ----------  ----------
Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999     $164,906     184,293       36,858     173,840      86,920
Sutmyn            Secured
 Storage          note, 50%,
 Corporation      due on        1999-
 (b)              demand        2000           --          --           --   5,446,528           0
                                                   ----------    ---------  ----------  ----------
Total notes receivable       0.4% and 0.5% at
 December 31, 2002 and 2001, respectively             184,293       36,858   5,620,368      86,920
                                                   ----------    ---------  ----------  ----------
Total investments       69.5% and 64.0% at
 December 31, 2002 and 2001, respectively         $21,790,228   $6,864,826 $24,439,983 $11,346,365
                                                   ==========    =========  ==========  ==========


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Legend and footnotes:

--  No investment held at end of period.
0	 Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 5.25 percent to 8.25 percent.








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2002           2001           2000
                               ------         ------         ------
Investment income:
 Notes receivable
  interest                $    97,572    $   104,197   $  1,431,324
 Short-term investment
  interest                     66,073        339,076        513,467
                            ---------      ---------      ---------
  Total investment
   income                     163,645        443,273      1,944,791

Investment expenses:
 Management fees              168,151        233,047        247,888
 Independent General
  Partners' compensation       45,500         45,560         42,321
 Administrative and
  investor services         2,027,856      1,268,894      1,021,290
 Investment operations        440,160        363,496      1,060,866
 Professional fees            131,577        309,703        167,542
 Computer services            149,179        200,959        173,767
 Interest expense              13,035         54,660          1,720
                            ---------      ---------      ---------
  Total investment
   expenses                 2,975,458      2,476,319      2,715,394
                            ---------      ---------      ---------

Net investment loss        (2,811,813)    (2,033,046)      (770,603)
                            ---------      ---------      ---------



STATEMENTS OF OPERATIONS (continued)
-----------------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2002           2001           2000
                               ------         ------         ------
 Net realized gain (loss)
  from sales of equity
  investments               1,432,231       (914,464)    17,309,822
 Realized loss from
  investment write-offs    (5,446,528)    (4,909,913)      (693,782)
 Realized gain from
  recovery of investments
  previously written off           --        107,816             --
 Net realized gain from
  venture capital limited
  partnership investments      27,832        330,123      1,183,654
 Net realized loss on
  foreign currency                 --             --       (126,781)
                            ---------      ---------     ----------
Net realized (loss)
  income                   (3,986,465)    (5,386,438)    17,672,913
                            ---------      ---------     ----------
(Increase) decrease in
 unrealized depreciation:
  Equity investments       (7,217,797)       796,107    (27,693,162)
  Notes receivable          5,386,013        (52,415)    (5,481,033)
                            ---------      ---------     ----------
Net (increase) decrease in
 unrealized depreciation   (1,831,784)       743,692    (33,174,195)
                            ---------      ---------     ----------

Other income                  774,298             --             --
                            ---------      ---------     ----------

Net decrease in
 partners' capital
 resulting from
 operations               $(7,855,764)   $(6,675,792)  $(16,271,885)
                            =========      =========     ==========
Net decrease in
 partners' capital
 resulting from
 operations per Unit      $    (19.44)   $    (16.52)  $     (34.76)
                           ==========      =========     ==========





The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2002, 2001 and 2000:

                                 Limited       General
                                 Partners      Partners     Total
                                 --------      --------     -----
Partners' capital,
  January 1, 2000             $41,595,012  $ 1,018,758   42,613,770

Net investment loss              (664,622)    (105,981)    (770,603)
Net realized income            15,393,317    2,279,596   17,672,913
Net increase in unrealized
 depreciation                 (28,631,472)  (4,542,723) (33,174,195)
Distributions                          --   (1,935,574)  (1,935,574)
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2000            27,692,235   (3,285,924)  24,406,311

Net investment loss            (2,012,716)     (20,330)  (2,033,046)
Net realized loss              (5,332,574)     (53,864)  (5,386,438)
Net decrease in unrealized
 depreciation                     736,255        7,437      743,692
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2001            21,083,200   (3,352,681)  17,730,519

Net investment loss            (2,783,694)     (28,119)  (2,811,813)
Net realized loss              (3,946,600)     (39,865)  (3,986,465)
Net increase in unrealized
 depreciation                  (1,813,465)     (18,319)  (1,831,784)
Other income                      766,555        7,743      774,298
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2002           $13,305,996  $(3,431,241) $ 9,874,755
                               ==========    =========   ==========




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2002          2001           2000
                                   ------        ------         ------
Net decrease in partners'
 capital resulting
 from operations               $(7,855,764)  $(6,675,792) $(16,271,885)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations to
 net cash used by operating
 activities:
  Net increase (decrease) in
   unrealized depreciation:
    Equity investments           7,217,797      (796,107)   27,693,162
    Notes receivable            (5,386,013)       52,415     5,481,033
  Net realized (gain) loss from
   sales of equity investments  (1,432,231)      914,464   (17,309,822)
  Realized loss from
   investment write-offs         5,446,528     4,909,913       693,782
  Realized gain from
   recovery of investments
   previously written off               --      (107,816)           --
  Net realized gain from
   venture capital limited
   partnership investments         (27,832)     (330,123)   (1,183,654)
  Net realized loss on foreign
   currency transaction                 --            --       126,781
  Increase in prepaid expenses    (357,106)           --            --
  Increase in other receivables   (774,298)           --            --
  Increase in accrued interest
   on notes receivable             (80,987)      (82,055)   (1,395,388)
  (Decrease) increase in due
   to related parties              (53,220)     (767,380)      814,270
  (Decrease) increase in accounts
   payable and accrued expenses    (59,712)       14,978        33,039
  Other changes, net               (40,445)     (524,930)      (12,294)
                                 ---------    ----------   ----------
Net cash used by
 operating activities           (3,403,283)   (3,392,433)   (1,330,976)
                                 ---------    ----------   ----------
Cash flows from investing
 activities:
  Notes receivable issued               --            --    (3,250,000)
  Purchase of equity
   investments                  (3,654,853)   (2,612,462)   (5,826,031)
  Repayment of notes
   receivable                           --         4,604     1,118,684
  Proceeds from sales of
   equity investments            2,761,586       866,075    20,829,278


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2002          2001           2000
                                   ------        ------         ------
  Proceeds from recovery of
   investments previously
   written off                          --       107,816            --
  Distributions from venture
   capital limited partnership
   investments                      23,620        87,882       538,956
                                 ---------    ----------    ----------
    Net cash (used) provided
     by investing activities      (869,647)   (1,546,085)   13,410,887
                                 ---------    ----------    ----------
Cash flows from financing
 activities:
  (Repayments of) proceeds from
   short-term borrowings        (1,200,000)   (1,100,000)    2,300,000
  Distributions                         --            --    (7,348,554)
                                 ---------    ----------    ----------
    Net cash used
     by financing activities    (1,200,000)   (1,100,000)   (5,048,554)
                                 ---------    ----------    ----------
Effect of exchange rate changes
 on cash and cash equivalents           --            --      (126,781)
                                 ---------    ----------    ----------
Net (decrease) increase in
 cash and cash equivalents      (5,472,930)   (6,038,518)    6,904,576
Cash and cash equivalents
 at beginning of year            7,222,914    13,261,432     6,356,856
                                 ---------    ----------    ----------
Cash and cash equivalents
 at end of year                $ 1,749,984   $ 7,222,914   $13,261,432
                                 =========    ==========    ==========

Supplemental schedule of
 non-cash investing activities:
  Notes receivable
   converted to equity
   investments                 $        --   $        --   $   424,999
                                ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Individual General Partners are responsible for the management and administration of the Partnership. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are two Independent General Partners.

For the period from June 26, 1989, through May of 1990, the Partnership was inactive. The Partnership commenced selling Units of limited partnership interest (Units) in May of 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992. The Partnership's original contributed capital was $40,040,046 consisting of $40,000,000 from Limited Partners for 400,000 Units and $40,046 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002, pursuant to unanimous approval by the Independent General Partners in 1999. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized the Partnership's Individual General Partners to extend the Partnership for up to two one-year additional terms.

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

At December 31, 2002 and December 31, 2001, the investment portfolio included investments totaling $6,225,942 and $8,510,941, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $26,376 and $446,135 at December 31, 2002 and December 31, 2001, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2002 and 2001, was $22,445,400 and $22,527,447, respectively. At
December 31, 2002 and 2001, gross unrealized and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation              $    708,843   $  3,310,157
Unrealized depreciation               (16,289,417)   (14,491,239)
                                       ----------     ----------
Net unrealized depreciation          $(15,580,574)  $(11,181,082)
                                       ==========     ==========

Net Decrease in Partners' Capital Resulting from Operations
-----------------------------------------------------------
Per Unit
--------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2002, 2001 and 2000, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities occurring after December 31, 2002.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 2002, 2001 and 2000, related party costs were as follows:

                                           2002        2001       2000
                                         --------    --------   --------
Management fees                        $  168,151  $  233,047 $  247,888
Independent General Partners'
 compensation                              45,500      45,560     42,321
Reimbursable operating expenses:
  Administrative and investor services  1,916,990   1,023,410    652,454
  Investment operations                   417,330     346,440  1,048,334
  Computer services                       149,179     200,959    173,767

Management fees are 1 percent per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $11,413 and $17,445 and were included in due to related parties at December 31, 2002 and 2001, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. At December 31, 2002 and 2001, amounts due to related parties for such expenses were $9,866 and $57,054, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002 the Managing General Partners billed the Partnership $89,786, $13,285 and $9,964 for operating expenses incurred during 2001, 2000 and prior years, respectively. In 2000, the Managing General Partners billed the Partnership an additional $196,035 for investment management expenses of prior years that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been billed in the years in which they were incurred, the investment expenses for 2002, 2001 and 2000 would have been $2,862,423, $2,566,105 and $2,532,644, respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $124,691.

As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for each attended meeting of the Individual General Partners or committee thereof. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Individual General Partners. The two Independent General Partners each own 20 Units.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Individual General Partner meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $371,570. The bonuses, incremented by annual salary increases, and will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options whose exercise price exceeded the current market value.


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

Marketable Equity Securities
----------------------------

At December 31, 2002 and 2001, marketable equity securities had aggregate costs of $1,844,774 and $2,064,477, respectively, and aggregate fair market values of $369,111 and $1,921,770, respectively. The net unrealized loss at December 31, 2002 and 2001, included gross gains of $22,809 and $429,082, respectively.

Restricted Securities
---------------------

At December 31, 2002 and 2001, restricted securities had aggregate costs of $19,761,161 and $16,755,138, respectively, and aggregate fair market values of $6,458,857 and $9,337,675, respectively, representing 66.3 percent and 52.7 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2002 are as follows:

Acusphere, Inc.
---------------

In June 2002, the Partnership purchased 178,806 shares of Series J Preferred stock of the company for $252,116.

Atherotech, Inc.
----------------

In March 2002, the Partnership purchased 56,053 Series D Preferred shares for $250,000. The Partnership also converted notes receivable of $254,823 and received 57,135 Series D Preferred shares.

In December 2002, the Partnership purchased 49,327 Series D Preferred shares for $220,000.

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

CellzDirect, Inc.
-----------------

In August 2002, the Partnership purchased 970,761 Series B Preferred shares of the company for $375,001.

Impres Medical, Inc.
--------------------

During November 2002, the Partnership purchased 1,071,429 Series A Preferred shares and 214,285 common warrants at an exercise price of $1.00 per share for $750,000.

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

KeyEye Communications, Inc.
---------------------------

The Partnership purchased 3,142,856 shares of Series A Preferred stock of the company for $550,000 in December 2002.

Lynk Systems, Inc.
------------------

The Partnership sold its entire investment in the company in October 2002 for proceeds of $551,250, realizing a gain of $512,750.

Matrix Pharmaceutical, Inc.
---------------------------

In January 2002, the Partnership sold its entire investment in the company for proceeds of $971,134 and a realized gain of $659,164.

Pegasus Communications Corporation
----------------------------------

In January 2002, the Partnership sold 1,988 common shares in the company for proceeds of $7,191 and realized a loss of $47,270.

Pharmadigm, Inc.
----------------

In May 2002, the Partnership acquired 225,000 shares of Series F
Preferred stock of the company for $225,000.

R2 Technology, Inc.
-------------------

In November 2002, the Partnership sold its entire investment in the company for proceeds of $840,330 and realized a gain of $303,250.

Resolution Sciences Corporation
-------------------------------

In April 2002, the Partnership issued a $100,000 convertible note to the company with an interest rate of prime plus 1 percent and a maturity date of April 2003.

Valentis, Inc.
--------------
In 2002, the Partnership acquired 519,700 common shares of the company for $146,736.

Vencore Solutions, LLC
----------------------

During September 2002, the Partnership acquired 625,000 Series A units of the Limited Liability Company for $625,000. In addition, a warrant for 62,500 Series A units was issued.

Worldres.com, Inc.
------------------

In April 2002, the Partnership issued a convertible note for $136,000 to the company. The note bears interest at prime plus 4 percent and is due in April 2003.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2002, the Partnership received stock distributions of Virage, Inc., with a total fair value of $4,213. Cash distributions of $20,000 and $3,620 were received from O,W&W Pacrim Investments Limited and Spectrum Equity Investors, L.P., respectively. These distributions were recorded as realized gains.

In the year ended December 31, 2002, the Partnership recorded a $199,667 decrease in fair value primarily as a result of the above activity and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.



5.     Net (Increase) Decrease in Unrealized Depreciation of Equity
       ------------------------------------------------------------
       Investments
       -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net (increase) decrease in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     2002          2001           2000
                                    ------        ------         ------

Unrealized (depreciation)
 appreciation from cost of
 marketable equity
 securities                      $(1,475,663)  $  (142,707) $  1,863,638

Unrealized depreciation
 from cost of
 non-marketable equity
 securities                      (13,302,304)   (7,417,463)  (10,219,915)
                                  ----------    ----------    ----------
Unrealized depreciation
 from cost
 at end of year                  (14,777,967)   (7,560,170)   (8,356,277)

Unrealized (depreciation)
 appreciation from cost at
 beginning of year                (7,560,170)   (8,356,277)   19,336,885
                                  ----------    ----------    ----------
Net (increase) decrease in
 unrealized depreciation
 of equity investments           $(7,217,797)  $   796,107  $(27,693,162)
                                  ==========    ==========    ==========

6.     Notes Receivable
       ----------------

Activity from January 1 through December 31 consisted of:

                                               2002           2001
                                              ------         ------
Balance, beginning of year                $   86,920       $138,020

Notes receivable written off              (5,446,528)            --
Repayments of notes receivable                    --          4,604
Increase (decrease) in accrued interest       10,453         (3,289)
Net decrease (increase) in unrealized
 depreciation of notes receivable          5,386,013        (52,415)
                                           ---------        -------
Balance, end of year                      $   36,858       $ 86,920
                                           =========        =======

The interest rate on notes receivable at December 31, 2002, was 16 percent. All notes and accrued interest are due 2004.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $5,446,528 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at December 31, 2002 and 2001, consisted of:

                                               2002                2001
                                             --------            --------
Demand accounts                            $  814,726          $   38,347
Money-market accounts                         935,258           7,184,567
                                            ---------           ---------
  Total                                    $1,749,984          $7,222,914
                                            =========           =========

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

9.     Distributions
       -------------

There were no distributions in 2001 or 2002. In 2000, a tax distribution totaling $1,935,574 was declared and paid to the General Partners.

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

As of December 31, 2002, the Partnership had unfunded commitments as follows:

Type
----
Equity investments                                       $231,253
Notes receivable                                          258,533
                                                          -------
     Total                                               $489,786
                                                          =======

The Partnership also had guaranteed equipment leases of $350,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002.

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

11. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                   2002          2001          2000
                                  ------        ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $35.55        $52.46        $87.56

Loss from investment
 operations:
  Net investment loss              (5.04)        (5.03)        (1.66)
  Net realized and unrealized
   loss on investments            (14.40)       (11.49)       (33.10)
                                   -----        ------        ------
  Total from investment
   operations                     (19.44)       (16.52)       (34.76)
                                   -----        ------        ------
Net asset value, end of period    $16.11        $35.94       $ 52.80
                                   =====        ======        ======


Total Return                      (54.69)%      (31.49)%      (39.70)%

Ratios to average net assets:

 Net investment loss              (19.52)%      (11.38)%       (2.37)%

 Expenses                          28.80%        14.00%         9.67%



Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of December 31, 2002, the General Partners have a negative capital balance of $3,431,241. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  March 25, 2003    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President, Chief Executive Officer,
                                Chief Financial Officer and
                                Chairman of Technology Funding Inc.
                                and Managing General Partner of
                                Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 25, 2003
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.



                              CERTIFICATIONS
                              --------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

1. I have reviewed this annual report on Form 10-K of Technology Funding Partners V, An Aggressive Growth Fund, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003       By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.
Technology Funding Partners V, L.P.     1:05 PM     03/25/03
(a Delaware limited partnership)

Page 31 of 55
Technology Funding Partners V, L.P.
(a Delaware limited partnership)