Form 10-Q
period 2003-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2003-05-15
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

1107 Investment Blvd., Suite 180
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Act).                Yes    No X
                                                     ---   ---

No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------
ASSETS

Equity investments (cost of
 $16,473,869 and $21,605,935 at
 March 31, 2003, and December 31,
  2002, respectively)                        $ 6,519,498      $ 6,827,968
Notes receivable, net (cost of
 $190,800 and $184,293 at March 31,
 2003, and December 31, 2002,
 respectively)                                    38,161           36,858
                                              ----------       ----------
     Total investments                         6,557,659        6,864,826

Cash and cash equivalents                      1,660,894        1,749,984
Prepaid expenses                                 337,411          357,106
Other receivable                                 193,830          774,298
Other assets                                       2,285          194,690
                                              ----------       ----------
     Total assets                            $ 8,752,079      $ 9,940,904
                                              ==========       ==========



BALANCE SHEETS (unaudited) (continued)
-------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    40,089      $    44,870
Due to related parties                           139,533           21,279
                                              ----------       ----------
     Total liabilities                           179,622           66,149

Commitments and contingencies
       (See Note 8)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)                 12,016,720       13,305,996
 General Partners                             (3,444,263)      (3,431,241)
                                              ----------       ----------
     Total partners' capital                   8,572,457        9,874,755
                                              ----------       ----------
     Total liabilities and partners' capital $ 8,752,079      $ 9,940,904
                                              ==========       ==========





















See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or       March 31, 2003     December 31, 2002
Industry                                   Shares at     -----------------    -----------------
(1)                          Investment    March 31,    Cost         Fair     Cost        Fair
Company            Position     Date         2003       Basis        Value    Basis       Value
----------------   --------  ----------  -----------    -----        -----    -----       -----
Equity Investments
------------------

Biomedical
----------
0.4% and 0.4% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Celera Genomics Group
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares        2000        4,065 $   141,000   $   35,040  $  141,000  $   38,821

                                                   ----------    ---------  ----------  ----------
                                                      141,000       35,040     141,000      38,821
                                                   ----------    ---------  ----------  ----------
Biotechnology
-------------
0.9% and 2.4% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------

CellzDirect, Inc. Preferred
  (a) (b)         shares        2002      970,761     375,001       75,000     375,001      75,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics       Common
 Corporation)(a)  shares        1993       31,057     250,000        3,261     250,000       1,708
Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2000           --          --           --   2,766,870      64,544
Prolinx, Inc.     Preferred     1995-
(a) (b)           shares        2001           --          --           --     988,170      98,835
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001           --          --           --       6,061           0
                                                   ----------    ---------  ----------   ---------
                                                      625,001       78,261   4,386,102     240,087
                                                   ----------    ---------  ----------  ----------
Communications
--------------
1.6% and 1.6% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403       51,529     301,403      78,124
Worldres.com,     Common        1997-
 Inc. (a) (b)     shares        2001      222,063   1,059,652       66,619   1,059,652      66,619
Worldres.com,     Convertible
 Inc. (a) (b)     note (2)      2002     $136,000     147,900       14,790     144,965      14,497
                                                   ----------    ---------  ----------  ----------
                                                    1,508,955      132,938   1,506,020     159,240
                                                   ----------    ---------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560            0      35,560           0
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806            0       1,806           0
                                                   ----------    ---------  ----------  ----------
                                                       37,366            0      37,366           0
                                                   ----------    ---------  ----------  ----------
High Tech/Financial
-------------------
3.2% and 2.8% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
VenCore Solutions
 LLC  (a) (b)     LLC Units     2002      625,000     625,000      250,000     625,000     250,000
VenCore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975           0      24,975
                                                   ----------    ---------  ----------  ----------
                                                      625,000      274,975     625,000     274,975
                                                   ----------    ---------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Industrial/Business Automation
------------------------------
7.5% and 6.5% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------

Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      880,246   2,707,509      512,816   2,707,509     512,816
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0       4,201           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      518,427       3,000            0       3,000           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     255,765      127,883     250,952     125,476
                                                   ----------    ---------  ----------  ----------

                                                    2,970,475      640,699   2,965,662     638,292
                                                    ---------     --------   ---------   ---------
Information Technology
----------------------
2.6% and 2.2% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------

KeyEye
 Communications,  Preferred
 Inc. (a) (b)     shares        2002    3,142,856     550,000      220,000     550,000     220,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Virage, Inc.      Common
                  shares        2002        1,428       1,660          943       1,660       1,001
                                                   ----------    ---------  ----------  ----------
                                                      551,660      220,943     551,660     221,001
                                                   ----------    ---------  ----------  ----------
Medical
-------
49.3% and 44.0% at March 31, 2003, and December 31, 2002, respectively
----------------------------------------------------------------------
Acusphere, Inc.   Preferred     1995-
 (a)              shares        2002      556,337   1,014,615       78,444   1,014,615      78,444
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    2,824,175   2,724,822   2,824,175
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718       13,163     206,718      16,777
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874       60,962     163,874      26,376
Impres Medical,   Preferred
 Inc.(a) (b)      shares        2002    1,071,429     742,500      450,000     742,500     450,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500            0       7,500           0
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999      339,253     556,001            0     556,001           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000       24,667           0            0           0           0
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000     $273,000     366,907        4,426     359,816       4,427
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        2002      917,596   1,304,396      383,526   1,304,396     383,526
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991           --          --           --     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023       95,043     285,023      76,873
Resolution
 Sciences
 Corporation      Preferred
 (a) (b)          shares        2000           --          --           --     970,000           0
Resolution
 Sciences
 Corporation      Convertible   2001-
 (a) (b)          note (2)      2002           --          --           --     215,804           0
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      224,900     390,000     224,900
Valentis, Inc.    Common        1994-
                  shares        2002       23,866     908,970       95,464     908,970     157,515
                                                   ----------    ---------  ----------  ----------
                                                    8,671,326    4,230,103  10,050,039   4,349,013
                                                   ----------    ---------  ----------  ----------



STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
8.2% and 7.1% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
                  shares        1992      444,444     500,000      542,368     500,000     542,368
Tessera, Inc.(a)  Common
                  shares        1997       48,502      56,500      157,632      56,500     157,632
                                                   ----------    ---------  ----------  ----------

                                                      556,500      700,000     556,500     700,000
                                                   ----------    ---------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
2.4% and 2.1% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Capital Valley    Preferred
 Ventures(a)      shares          2002     50,794      48,254       14,476      48,254      14,476
Capital Valley
 Ventures(a)      LLC units       2002     50,794       2,540          762       2,540         762
CVM Equity        Ltd.
 Fund IV, Ltd(a)  Partnership
                  interests    various   $150,000      76,436       38,218      76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       24,739     212,460      24,739
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082      103,937     398,082     103,937
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Trinity Ventures  Ltd.
IV, L.P. (a)      Partnership
                  interests    various   $175,006      47,814       23,907      47,814      23,907
                                                   ----------    ---------  ----------  ----------
                                                      786,586      206,539     786,586     206,539
                                                   ----------    ---------  ----------  ----------
Total equity investments 76.1% and 69.1% at
 March 31, 2003, and December 31, 2002,
 respectively                                      16,473,869    6,519,498  21,605,935   6,827,968
                                                   ----------    ---------  ----------  ----------
Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999     $164,906     190,800       38,161     184,293      36,858
                                                   ----------    ---------  ----------  ----------
Total notes receivable 0.4% and 0.4% at
 March 31, 2003, and December 31, 2002,
 respectively                                         190,800       38,161     184,293      36,858
                                                   ----------    ---------  ----------  ----------

Total investments 76.5% and 69.5% at
 March 31, 2003, and December 31, 2002,
 respectively                                     $16,664,669   $6,557,659 $21,790,228 $ 6,864,826
                                                   ==========    =========  ==========  ==========


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legend and footnotes:

--  No investment held at end of period.

0	 Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes range from 8.0 percent to 8.25 percent.







The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              2003           2002
                                           ---------      ---------
Investment income:
 Notes receivable interest               $    23,935     $   24,032
 Short-term interest income                    2,547         31,028
                                           ---------      ---------
   Total investment income                    26,482         55,060

Investment expenses:
 Management fees                              24,848         47,962
 Individual General Partners' compensation    10,000          9,033
 Investment operations                       216,461        236,625
 Administrative and investor services        823,650        806,293
 Professional fees                            88,899         35,913
 Computer services                            27,650         45,760
 Interest expense                                 --         11,071
                                           ---------      ---------
   Total investment expenses               1,191,508      1,192,657
                                           ---------      ---------
Net investment loss                       (1,165,026)    (1,137,597)
                                           ---------      ---------
Realized loss from investment
 write-offs                               (5,149,494)            --
Net realized gain from sales
 of equity investments                            --        617,479
Realized gain from venture capital
 limited partnership investments                  --         22,552
                                           ---------      ---------
Net realized (loss) income                (5,149,494)       640,031
                                           ---------      ---------
Decrease (increase) in unrealized
 depreciation:
  Equity investments                       4,823,596       (516,822)
  Notes receivable                            (5,204)        (3,299)
                                           ---------      ---------
Net decrease (increase) in unrealized
 depreciation                              4,818,392       (520,121)
                                           ---------      ---------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Other income                                 193,830        666,667
                                           ---------      ---------
Net decrease in partners'
 capital resulting from operations       $(1,302,298)    $ (351,020)
                                           =========      =========

Net decrease in partners'
 capital resulting from operations
 per Unit                                $     (3.22)    $    (0.87)
                                           =========      =========






























See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2003              2002
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $(1,302,298)      $  (351,020)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized gain from sales
  of equity investments                           --          (617,479)
 Realized gain from venture capital
  limited partnership investments                 --           (22,552)
 Realized loss from investment
  write-offs                               5,149,494                --
 Net (decrease) increase in unrealized
  depreciation:
  Equity investments                      (4,823,596)          516,822
  Notes receivable                             5,204             3,299
 Increase in accrued interest on notes
  receivable                                 (23,935)          (24,032)
 Decrease (increase) in other
  receivables                                580,468          (666,667)
 Decrease in prepaid expenses                 19,695                --
 Decrease in accounts payable
  and accrued expenses                        (4,781)          (50,981)
 Increase (decrease) in due to related
  parties                                    118,254           (30,162)
 Other changes, net                          192,405               252
                                           ---------         ---------
Net cash used by operating activities        (89,090)       (1,242,520)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                     --         1,370,006
 Purchase of equity investments                   --          (275,000)
 Distributions from venture capital
  limited partnership investments                 --            20,000
                                           ---------         ---------
  Net cash provided by investing
   activities                                     --         1,115,006
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --        (1,200,000)
                                           ---------         ---------
  Net cash used by financing activities           --        (1,200,000)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                            (89,090)       (1,327,514)

Cash and cash equivalents at
 beginning of year                         1,749,984         7,222,914
                                           ---------         ---------
Cash and cash equivalents
 at March 31                             $ 1,660,894        $5,895,400
                                           =========         =========















See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.


2.     Uncertain Future of the Partnership
       -----------------------------------

The uncertainties arising from the timing of future liquidation events raise doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its certified independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2003, and December 31, 2002, was $17,319,778 and $22,445,400,
respectively. At March 31, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2003          2002
                                      -----------    -----------
Unrealized appreciation              $    695,553   $    708,843
Unrealized depreciation               (11,457,674)   (16,289,355)
                                       ----------     ----------
Net unrealized depreciation          $(10,162,121)  $(15,580,512)
                                       ==========     ==========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2003 and 2002, were as follows:

                                              2003           2002
                                            --------       --------
Management fees                            $   24,848   $   47,962
Reimbursable operating expenses             1,004,619    1,010,892
Individual General Partners' compensation      10,000        9,033

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement, which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $267,367 and $9,866 due to related parties at March 31, 2003, and December 31, 2002, respectively, for such reimbursable expenses. At March 31, 2003, there was $127,834 due from affiliated partnerships for legal expenses associated with the Kanematsu legal proceedings. See Note 8. This amount was netted against due to related parties.

Management fees due to the Managing General Partners were $2,034 and $11,413 at March 31, 2003, and December 31, 2002, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $6,463.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Individual General Partner meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $371,570. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2003, the Partnership has recognized expense of $34,159. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.



5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $1,844,774, and aggregate market values of $291,182 and $369,111, respectively. The net unrealized losses at March 31, 2003, and December 31, 2002, included gross gains of $5,477 and $22,809, respectively.

Restricted Securities
---------------------

At March 31, 2003, and December 31, 2002, restricted securities had aggregate costs of $14,629,095 and $19,761,161, respectively, and aggregate fair values of $6,228,316 and $6,458,857, respectively, representing 71.2 percent and 66.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2003, are as follows:

Pherin Pharmaceuticals, Inc.
---------------------------

The Partnership wrote off its entire investment of $200,000 as of March 31, 2003, after Pherin Pharmaceuticals, Inc. ceased domestic operations. The Partnership is not expecting any return on its investment.

Prolinx, Inc.
-------------

In March 2003, the Partnership wrote off its entire investment of $3,761,101 in Prolinx, Inc. The company filed for Chapter 7 bankruptcy on March 27, 2003. There is no anticipated recovery for the shareholders.

Resolution Sciences Corporation
-------------------------------

During the quarter ended March 31, 2003, Resolution Sciences Corporation filed for Chapter 7 bankruptcy and the investors will not realize any recovery. Consequently, the Partnership wrote off its entire investment of $1,185,804 as of March 31, 2003.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

Subsequent Events
-----------------

The Partnership funded a convertible secured loan of $536,967 to Acusphere, Inc. in April 2003. This amount was included in unfunded equity commitments at March 31, 2003. See Note 8.

6.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2003          2002
                                               --------      --------
Balance at January 1                           $ 36,858      $ 86,920
Change in interest receivable                     6,507         6,596
Net increase in unrealized depreciation
 of notes receivable                             (5,204)       (3,299)
                                                -------       -------
Balance at March 31                            $ 38,161      $ 90,217
                                                =======       =======

The interest rate on the note receivable at March 31, 2003, was 16 percent. The note is due in 2004.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2003, and December 31, 2002, consisted of:

                                                  2003           2002
                                                --------       --------
Demand accounts                               $   73,120    $   814,726
Money market accounts                          1,587,774        935,258
                                               ---------     ----------
 Total                                        $1,660,894    $ 1,749,984
                                               =========     ==========

8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2003, the Partnership had unfunded equity commitments of $922,286. The Partnership also has guaranteed equipment leases of $350,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. The Partnership received $774,298 on February 13, 2003, which represented its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted $193,830, the remaining amount of the award, to the Partnership. The fee dispute has not been resolved. Pursuant to the orginal agreement between the Partnership, the affiliated partnerships and the co-investor, the affiliated partnerships are obligated to reimburse the Partnership for their share of the total legal expenses incurred. This receivable of $127,834 is netted against due to related parties.

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


9.    Financial Highlights
       --------------------

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                             2003          2002
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $16.04       $35.93

(Loss) income from investment
 operations:
  Net investment loss                        (2.40)       (2.82)
  Net realized and unrealized
   (loss) gain on investments                (0.82)        1.95
                                             -----        -----
  Total from investment
   operations                                (3.22)       (0.87)
                                             -----        -----
Net asset value, end of period              $12.82       $35.06
                                             =====        =====


Total Return                                (20.09)%      (2.42)%

Ratios to average net assets:
 Net investment loss                        (16.66)%      (7.93)%

 Expenses                                    20.64%       20.96%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of March 31, 2003 and 2002, the General Partners had a negative capital balance of $3,444,263 and $3,356,190, respectively. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the three months ended March 31, 2003, the Partnership incurred a net decrease in partners' capital of $1,302,298. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund ongoing operations of the Partnership for 2003. These factors, among others, raise doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. During the three months ended March 31, 2003, net cash used by operating activities totaled $89,090. The Partnership paid management fees of $34,227 to the Managing General Partners and reimbursed related parties for other investment expenses of $664,886. In addition, $10,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $156,822. The Partnership received interest income of $2,547 and other income of $774,298.
During the three months ended March 31, 2003, there were no equity investments funded. At March 31, 2003, the Partnership had commitments to fund additional investments totaling $922,286.

Cash and cash equivalents at March 31, 2003, were $1,660,894. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,302,298 for the three months ended March 31, 2003, compared to a net decrease in partners' capital resulting from operations of $351,020 for the same period in 2002.

During the quarter ended March 31, 2003, the Partnership wrote off its investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. These totaled $200,000, $3,761,101 and $1,188,393, respectively. During the same period in 2002, there were no write-offs.

Net unrealized depreciation on equity investments was $9,954,371 and $14,777,967 at March 31, 2003, and December 31, 2002, respectively. During the quarter ended March 31, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $4,823,596 compared to an increase in unrealized depreciation of $516,822 during 2002. The decrease in depreciation in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. The change in 2002 was primarily attributable to a net decrease in the fair value of portfolio companies in the medical industry and the sale of shares in Matrix Pharmaceutical, Inc.

Other income of $193,830 and $666,667 was recognized during the quarter ended March 31, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 8.

For the quarter ended March 31, 2002, net realized gain from equity investment sales of $617,479 was primarily related to the sale of Matrix Pharmaceutical, Inc. During the same period in 2003, there was no realized gain.

Total investment expenses were $1,191,508 for the quarter ended March 31, 2003, compared to $1,192,657 for the same period in 2002. Increased professional fees related to the Kanematsu legal proceeding was offset by decreased management fees and computer service costs.

Net unrealized depreciation on notes receivable was $152,639 and $147,435 at March 31, 2003, and December 31, 2002, respectively. During the quarter ended March 31, 2003, there was an increase in unrealized depreciation of notes receivable of $5,204. During the same period in 2002, the Partnership recorded an increase in unrealized depreciation of $3,299.

During the quarter ended March 31, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $22,552. During the same period in 2003, there were no gains.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 3.   Procedures and Controls

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

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners III, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date:  May 15, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited




II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended March 31, 2003. Pursuant to Article 6 of the Partnership Agreement for Technology Funding Partners V, An Aggressive Growth Fund, L.P., the Partnership Agreement had been amended. The corrected Amended and Restated Limited Partnership Agreement is included in the 8-K filed on January 8, 2003.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 15, 2003      By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.





                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners V, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C.
Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.

Date:  May 15, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited