Form 10-Q
period 2003-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2003-08-13
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2003

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

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------
ASSETS

Equity investments (cost of
 $16,626,186 and $21,605,935 at
 June 30, 2003, and December 31,
  2002, respectively)                        $ 5,678,191      $ 6,827,968
Notes receivable, net (cost of
 $189,453 and $184,293 at June 30,
 2003, and December 31, 2002,
 respectively)                                    37,891           36,858
                                              ----------       ----------
     Total investments                         5,716,082        6,864,826

Cash and cash equivalents                        732,389        1,749,984
Prepaid expenses                                 317,716          357,106
Other receivable                               2,926,549          774,298
Other assets                                         375          194,690
                                              ----------       ----------
     Total assets                            $ 9,693,111      $ 9,940,904
                                              ==========       ==========



BALANCE SHEETS (unaudited) (continued)
-------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    37,551      $    44,870
Due to related parties                           148,002           21,279
                                              ----------       ----------
     Total liabilities                           185,553           66,149

Commitments and contingencies
       (See Note 8)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)                 12,942,470       13,305,996
 General Partners                             (3,434,912)      (3,431,241)
                                              ----------       ----------
     Total partners' capital                   9,507,558        9,874,755
                                              ----------       ----------
     Total liabilities and partners' capital $ 9,693,111      $ 9,940,904
                                              ==========       ==========





















See accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or       June 30, 2003         December 31, 2002
Industry                                Shares at     -----------------       -----------------
(1)                       Investment    June 30,     Cost         Fair        Cost        Fair
Company         Position     Date         2003       Basis        Value       Basis       Value
--------------  --------  ----------  -----------    -----        -----       -----       -----

Equity Investments
------------------

Biomedical
----------
0.4% and 0.4% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Celera Genomics Group
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares      2000        4,065 $   141,000   $   41,951  $  141,000  $  38,821

                                                 ----------    ---------  ----------  ---------
                                                    141,000       41,951     141,000     38,821
                                                 ----------    ---------  ----------  ---------
Biotechnology
-------------
0.8% and 2.4% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------

CellzDirect, Inc. Preferred
  (a) (b)         shares      2002      970,761     375,001       75,000     375,001     75,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics       Common
 Corporation)(a)  shares      1993       31,057     250,000        2,795     250,000      1,708
Prolinx, Inc.     Common      1995-
 (a) (b)          shares      2000           --          --           --   2,766,870     64,544
Prolinx, Inc.     Preferred   1995-
(a) (b)           shares      2001           --          --           --     988,170     98,835
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring    1998-
                  2004-2010   2001           --          --           --       6,061          0
                                                 ----------    ---------  ----------  ---------
                                                    625,001       77,795   4,386,102    240,087
                                                 ----------    ---------  ----------  ---------
Communications
--------------
3.6% and 1.6% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
iVillage          Common      1996-
 Inc.             shares      2000       83,111     301,403      123,004     301,403     78,124
WorldRes.com,     Common      1997-
 Inc. (a) (b)     shares      2001      222,063   1,059,652       66,619   1,059,652     66,619
WorldRes.com,     Convertible
 Inc. (a) (b)     note (2)    2002     $136,000     150,867      150,867     144,965     14,497
                                                 ----------    ---------  ----------  ---------
                                                  1,511,922      340,490   1,506,020    159,240
                                                 ----------    ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares      1999        1,806      35,560            0      35,560          0
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring
                  2009        1999        1,806       1,806            0       1,806          0
                                                 ----------    ---------  ----------  ---------
                                                     37,366            0      37,366          0
                                                 ----------    ---------  ----------  ---------
High Tech/Financial
-------------------
2.9% and 2.8% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
VenCore Solutions
 LLC  (a) (b)     LLC Units   2002      625,000     625,000      250,000     625,000    250,000
VenCore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring
                  2007        2002       62,500           0       24,975           0      4,975
                                                 ----------    ---------  ----------  ---------
                                                    625,000      274,975     625,000    274,975
                                                 ----------    ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Industrial/Business Automation
------------------------------
6.8% and 6.5% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------

Innergy Power
 Corporation      Preferred   1995-
 (a) (b)          shares      2002      880,246   2,707,509      512,816   2,707,509    512,816
Innergy Power
 Corporation      Common      2001-
 (a) (b)          shares      2002       18,818       4,201            0       4,201          0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring    1997-
                  2003-2006   2001      518,427       3,000            0       3,000          0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)    2001     $244,000     260,631      130,316     250,952    125,476
                                                 ----------     --------  ----------   --------
                                                  2,975,341      643,132   2,965,662    638,292
                                                 ----------     --------  ----------   --------
Information Technology
----------------------
2.3% and 2.2% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------

KeyEye
 Communications,  Preferred
 Inc. (a) (b)     shares      2002    3,142,856     550,000      220,000     550,000    220,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Virage, Inc.      Common
                  shares      2002        1,428       1,660        1,199       1,660      1,001
                                                 ----------    ---------  ----------  ---------
                                                    551,660      221,199     551,660    221,001
                                                 ----------    ---------  ----------  ---------
Medical
-------
41.9% and 44.0% at June 30, 2003, and December 31, 2002, respectively
---------------------------------------------------------------------
Acusphere, Inc.   Preferred   1995-
 (a)              shares      2002      556,337   1,014,615      392,218   1,014,615     78,444
Acusphere, Inc.   Convertible
 (a)              notes       2003      681,889     693,815      346,908          --         --
Atherotech,       Preferred   2000-
 Inc. (a) (b)     shares      2002    1,055,372   2,724,822    1,882,784   2,724,822  2,824,175
CareCentric.
 Solutions,       Common
 Inc.             shares      1999       25,810     206,718       17,551     206,718     16,777
Endocare, Inc.    Common      1996-
 (b)              shares      1999       49,764     163,874      102,018     163,874     26,376
Impres Medical,   Preferred
 Inc.(a) (b)      shares      2002    1,071,429     742,500      450,000     742,500    450,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007        2002      214,285       7,500            0       7,500          0
Periodontix,      Preferred   1993-
 Inc.(a)          shares      1999      339,253     556,001            0     556,001          0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring    1999-
                  2004-2006   2000       24,667           0            0           0          0
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,      Convertible 1999-
 Inc.(a)          notes (2)   2000     $273,000     374,076        4,427     359,816      4,427
Pharmadigm,       Preferred   1993-
 Inc.(a) (b)      shares      2002      917,596   1,304,396      383,526   1,304,396    383,526
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares      1991           --          --           --     200,000    106,000
Physiometrix,     Common      1996-
 Inc.             shares      2000      139,769     285,023      209,654     285,023     76,873
Resolution
 Sciences
 Corporation      Preferred
 (a) (b)          shares      2000           --          --           --     970,000          0
Resolution
 Sciences
 Corporation      Convertible 2001-
 (a) (b)          note (2)    2002           --          --           --     215,804          0
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares      1999      260,000     390,000       89,960     390,000    224,900
Valentis, Inc.    Common      1994-
                  shares      2002       23,866     908,970       93,247     908,970    157,515
                                                 ----------    ---------  ----------  ---------
                                                  9,372,310    3,972,293  10,050,039  4,349,013
                                                 ----------    ---------  ----------  ---------
Microelectronics
----------------
0.0% and 7.1% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Tessera, Inc.(a)  Preferred
 (3)              shares      1992           --          --           --     500,000    542,368


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Tessera, Inc.(a)  Common
 (3)              shares      1997           --          --           --      56,500    157,632
                                                 ----------    ---------  ----------  ---------

                                                         --           --     556,500    700,000
                                                 ----------    ---------  ----------  ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
1.1% and 2.1% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Capital Valley    Preferred
 Ventures (a)     shares        2002     50,794      48,254       19,302      48,254     14,476
Capital Valley
 Ventures (a)     LLC units     2002     50,794       2,540        1,016       2,540        762
CVM Equity        Ltd.
 Fund IV, Ltd     Partnership
 (a)              interests  various   $150,000      76,436       38,218      76,436     38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests  various   $250,000     212,460       13,984     212,460     24,739
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests  various       $400       1,000          500       1,000        500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P. (a)         interests  various   $500,000     398,082        9,429     398,082    103,937


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Trinity Ventures  Ltd.
IV, L.P. (a)      Partnership
                  interests  various   $175,006      47,814       23,907      47,814     23,907
                                                 ----------    ---------  ----------  ---------
                                                    786,586      106,356     786,586    206,539
                                                 ----------    ---------  ----------  ---------
Total equity investments 59.7% and 69.1% at
 June 30, 2003, and December 31, 2002,
 respectively                                    16,626,186    5,678,191  21,605,935  6,827,968
                                                 ----------    ---------  ----------  ---------
Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004    1999     $164,906     189,453       37,891     184,293     36,858
                                                 ----------    ---------  ----------  ---------
Total notes receivable 0.4% and 0.4% at
 June 30, 2003, and December 31, 2002,
 respectively                                       189,453       37,891     184,293     36,858
                                                 ----------    ---------  ----------  ---------
Total investments 60.1% and 69.5% at
 June 30, 2003, and December 31, 2002,
 respectively                                   $16,815,639   $5,716,082 $21,790,228 $6,864,826
                                                 ==========    =========  ==========  =========


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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 8.25 percent.
(3) The Partnership filed dissenters' rights for Tessera, Inc., in June, 2003. The fair value has been classified as a receivable as a result of this action. See Note 4.










The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months            For the Six Months
                                                 Ended June 30,                 Ended June 30,
                                            ------------------------        ----------------------
                                              2003            2002            2003          2002
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest                 $  33,504     $   24,290      $    57,439  $     48,322
 Short-term interest income                    2,470         15,975            5,017        47,003
                                            --------      ---------         --------     ---------
   Total investment income                    35,974         40,265           62,456        95,325

Investment expenses:
 Management fees                              21,881         47,963           46,729        95,925
 Individual General Partners' compensation    10,003          4,967           20,003        14,000
 Investment operations                        76,677         68,118          293,138       304,743
 Administrative and investor services        392,693        593,845        1,216,343     1,400,138
 Professional fees                            42,289         41,125          131,188        77,038
 Computer services                            31,855         43,215           59,505        88,975
 Interest expense                                 --          1,964               --        13,035
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 575,398        801,197        1,766,906     1,993,854
                                           ---------      ---------        ---------     ---------
Net investment loss                         (539,424)      (760,932)      (1,704,450)
(1,898,529)
                                           ---------      ---------        ---------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                                      --             --       (5,149,494)           --
 Realized gain from dissenters' rights
  action  (See Note 4)                     2,353,809             --        2,353,809            --
 Net realized (loss) gain from sales
  of equity investments                           --         (1,186)              --       616,293
 Realized gain from venture capital
  limited partnership investments            113,263          4,786          113,263        27,338
                                           ---------      ---------        ---------     ---------
Net realized income (loss)                 2,467,072          3,600       (2,682,422)      643,631
                                           ---------      ---------        ---------     ---------
 (Increase) decrease in unrealized
  depreciation:
   Equity investments                       (993,624)    (1,552,939)       3,829,972
(2,069,761)
   Notes receivable                            1,077          1,268           (4,127)
(2,031)
                                           ---------      ---------        ---------     ---------
Net (increase) decrease in
 unrealized depreciation                    (992,547)    (1,551,671)       3,825,845
(2,071,792)
                                           ---------      ---------        ---------     ---------

Other income                                      --             --          193,830       666,667
                                           ---------      ---------        ---------     ---------
Net increase (decrease) in partners'
 capital resulting from operations       $   935,101    $(2,309,003)     $  (367,197)
$(2,660,023)
                                           =========      =========        =========     =========
Net increase (decrease) in partners'
 capital resulting from operations
 per Unit                                $      2.31    $     (5.71)     $     (0.91)  $
(6.58)
                                           =========      =========        =========     =========

See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                              2003              2002
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $  (367,197)      $(2,660,023)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized gain from sales
  of equity investments                           --          (616,293)
 Realized gain from venture capital
  limited partnership investments           (113,263)          (27,338)
 Realized loss from investment
  write-offs                               5,149,494                --
 Realized gain from dissenters'
  rights action                           (2,353,809)               --
 Net (decrease) increase in unrealized
  depreciation:
  Equity investments                      (3,829,972)        2,069,761
  Notes receivable                             4,127             2,031
 Increase in accrued interest on notes
  receivable                                 (49,515)          (39,178)
 Decrease (increase) in other
  receivables                                758,057          (666,667)
 Decrease in prepaid expenses                 39,390                --
 Decrease in accounts payable
  and accrued expenses                        (7,319)          (38,583)
 Increase (decrease) in due to related
  parties                                    126,723           (11,671)
 Other changes, net                          194,315           (14,451)
                                           ---------         ---------
Net cash used by operating activities       (448,969)       (2,002,412)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                     --         1,370,006
 Purchase of equity investments             (681,889)         (988,116)
 Distributions from venture capital
  limited partnership investments            113,263            23,620
                                           ---------         ---------
  Net cash provided by investing
   activities                               (568,626)          405,510
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --        (1,200,000)
                                           ---------         ---------
  Net cash used by financing activities           --        (1,200,000)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (1,017,595)       (2,796,902)

Cash and cash equivalents at
 beginning of year                         1,749,984         7,222,914
                                           ---------         ---------
Cash and cash equivalents
 at June 30                              $   732,389        $4,426,012
                                           =========         =========


Supplemental Schedule of Non-Cash Activities:

 Conversion of equity investments
  to other receivables resulting
  from dissenters' rights action
        (See Note 4)                     $ 2,910,308                 --
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2003, and December 31, 2002, was $17,470,749 and $22,445,400,
respectively. At June 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,     December 31,
                                          2003          2002
                                      -----------    -----------
Unrealized appreciation              $     47,889   $    708,843
Unrealized depreciation               (11,802,556)   (16,289,355)
                                       ----------     ----------
Net unrealized depreciation          $(11,754,667)  $(15,580,512)
                                       ==========     ==========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2003 and 2002, were as follows:

                                              2003           2002
                                            --------       --------
Management fees                            $   46,729   $   95,925
Operating expenses reimbursed
 to related parties                         1,510,958    1,626,241
Individual General Partners' compensation      20,003       14,000

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement, which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $139,565 and $9,866 due to related parties at June 30, 2003, and December 31, 2002, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $8,437 and $11,413 at June 30, 2003, and December 31, 2002, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $21,838.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Individual General Partner meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $371,570. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2003, the Partnership has recognized expense of $39,390. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $1,844,774 and aggregate market values of $486,606 and $369,111, respectively. The net unrealized losses at June 30, 2003, and December 31, 2002, included gross gains of $6,050 and $22,809, respectively.

Restricted Securities
---------------------

At June 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $14,781,412 and $19,761,161, respectively, and aggregate fair values of $5,191,585 and $6,458,857, respectively, representing 54.6 percent and 66.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the six months ended June 30, 2003, are as follows:



Acusphere, Inc.
--------------

The Partnership funded convertible secured notes of $537,267 and $144,622 to Acusphere, Inc. in April and June, 2003. Both notes carry a rate of 10 percent and will mature in April and June, 2004, respectively.

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

Tessera, Inc.
------------

In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies. The reorganization was intended to position the company for an initial public offering when favorable market conditions return. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera in May 2003. As a result, the Partnership has recorded a receivable of $2,910,308, representing the fair value of the dissenters' rights.



Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2003          2002
                                               --------      --------
Balance at January 1                            $36,858       $86,920
Change in interest receivable                     5,160         4,061
Net increase in unrealized depreciation
 of notes receivable                             (4,127)       (2,031)
                                                 ------        ------
Balance at June 30                              $37,891       $88,950
                                                 ======        ======

The interest rate on the note receivable at June 30, 2003, was 16 percent. The note is due in 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2003, and December 31, 2002, consisted of:

                                                  2003           2002
                                                --------       --------
Demand accounts                                 $ 99,598     $  814,726
Money market accounts                            632,791        935,258
                                                 -------      ---------
 Total                                          $732,389     $1,749,984
                                                 =======      =========



7.     Other Receivables
       -----------------

As of June 30, 2003, other receivables consists of the following:

                                                  2003
                                                --------
Advance to Dakota Heritage, LLC                $   16,241
Dissenters' rights receivable                   2,910,308
                                                ---------
 Total other receivables                       $2,926,549
                                                =========

Dakota Heritage, LLC
-------------------------------

At June 30, 2003, on behalf of Dakota Heritage, LLC (DHL), the Partnership had advanced $16,241 to Dakota Arms, Inc. (DAI), a wholly-owned subsidiary of DHL. An agreement is in place for the Partnership, an affiliated partnership and an outside party, to invest $50,000, $700,000 and $500,000, respectively, in DHL, providing the Partnership and the affiliated partnership a 51% majority ownership in DHL which is expected to own 81% of DAI upon completion of the transaction. When the investment closes, the advance will be repaid.

Tessera, Inc.
------------

The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera, Inc. in May 2003. As a result, the Partnership has recorded a receivable of $2,910,308, representing the fair value of the dissenters' rights. (See Note 5.)

8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2003, the Partnership had unfunded equity commitments of $33,760.

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



9.    Financial Highlights
       --------------------

                                    For The Six Months Ended June 30,
                                    --------------------------------
                                             2003          2002
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $16.09       $35.81

(Loss) income from investment
 operations:
  Net investment loss                        (4.22)       (4.70)
  Net realized and unrealized
   (loss) gain on investments                 3.31        (1.88)
                                             -----        -----
  Total from investment
   operations                                (0.91)       (6.58)
                                             -----        -----
Net asset value, end of period              $15.18       $29.23
                                             =====        =====
Total return                                 (5.65)%     (18.38)%

Ratios to average net assets:
 Net investment loss                        (26.98)%     (14.45)%

 Expenses                                    28.25%       15.33%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2003 and 2002, the General Partners had a negative capital balance of $3,434,912 and $3,379,281, respectively. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
During the six months ended June 30, 2003, net cash used by operating activities totaled $448,969. The Partnership paid management fees of $39,042 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,158,217. In addition, $20,003 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $196,535. The Partnership received interest income of $12,941 and other income of $951,887.
During the six months ended June 30, 2003, there were no equity investments funded. At June 30, 2003, the Partnership had no commitments to fund additional investments.

Cash and cash equivalents at June 30, 2003, were $732,389. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $935,101 for the three months ended June 30, 2003, compared to a net decrease in partners' capital resulting from operations of $2,309,003 for the same period in 2002.

During the three months ending June 30, 2003, the Partnership recorded a gain of $2,353,809 as a result of filing dissenters' rights. In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies. The reorganization was intended to position the company for an initial public offering when favorable market conditions return. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera in May 2003. As a result, the Partnership recorded a receivable of $2,910,308, representing the $556,499 cost of the investment and the gain of $2,353,809. There were no similar gains recorded during the three months ending June 30, 2002.

Net unrealized depreciation on equity investments was $10,947,955 and $14,777,967 at June 30, 2003, and December 31, 2002, respectively. During the quarters ended June 30, 2003, and 2002, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $993,624 and $1,552,939, respectively. The increase in 2003 was primarily attributable to decreases in the fair value of privately held companies in the medical industry. The change in 2002 was primarily attributable to a decrease in the publicly traded price of Valentis, Inc. and decreases in the fair value of portfolio companies in the medical industry and biotechnology industries.

Total investment expenses were $575,398 for the quarter ended June 30, 2003, compared to $801,197 for the same period in 2002. The decrease was related to reduced management fees, administrative and investor services, and computer service costs.

During the quarter ended June 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $113,263. During the same period in 2002, there were gains of $4,786.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $367,197 for the six months ended June 30, 2003, compared to a net decrease in partners' capital resulting from operations of $2,660,023 for the same period in 2002.

During the six months ended June 30, 2003, the Partnership wrote off its investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. These totaled $200,000, $3,761,101 and $1,188,393, respectively. During the same period in 2002, there were no write-offs.

During the six months ending June 30, 2003, the Partnership recorded a gain of $2,353,809 as a result of filing dissenters' rights. In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies. The reorganization was intended to position the company for an initial public offering when favorable market conditions return. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera in May 2003. As a result, the Partnership recorded a receivable of $2,910,308, representing the $556,499 cost of the investment and the gain of $2,353,809. There were no similar gains recorded during the six months ending June 30, 2002.

Net unrealized depreciation on equity investments was $10,947,995 and $14,777,967 at June 30, 2003, and December 31, 2002, respectively. During the six months ended June 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $3,825,845 compared to an increase in unrealized depreciation of $2,069,761 during 2002. The decrease in depreciation in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. The change in 2002 was primarily attributable to a net decrease in the fair value of portfolio companies in the medical and biotechnology industries.

Other income of $193,830 and $666,667 was recognized during the six months ended June 30, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 8.

For the six months ended June 30, 2002, net realized gain from equity investment sales of $616,293 was primarily related to the sale of Matrix Pharmaceutical, Inc. During the same period in 2003, there was no realized gain.

Total investment expenses were $1,766,906 for the six months ended June 30, 2003, compared to $1,993,854 for the same period in 2002. Decreased management fees, administrative and investor service costs were offset by Increased professional fees related to the Kanematsu legal proceeding.

During the six months ended June 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $113,263. During the same period in 2002, there were gains of $27,338.

During the six months ended June 30, 2003 and 2002, interest income was $62,456 and $95,325, respectively. The decrease was primarily the result of reduced cash balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 3.   Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners V, An Aggressive Growth Fund, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners V, An Aggressive Growth Fund, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners V, An Aggressive Growth Fund, L.P. in this report is accumulated and communicated to Technology Funding Partners V, An Aggressive Growth Fund, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners IV, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.



                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Partners V, An Aggressive Growth Fund, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 11, 2003     By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.



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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 11, 2003       By: /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.





                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners V, An Aggressive Growth Fund, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.

Date:  August 11, 2003     By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.