Form 10-Q
period 2003-11-14
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2003-11-14
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                            September 30,     December 31,
                                                2003             2002
                                            -------------     ------------
ASSETS

Equity investments (cost of
 $16,438,299 and $21,605,935 at
 September 30, 2003, and December 31,
 2002, respectively)                         $13,062,860    $ 6,827,968
Notes receivable, net (cost of
 $296,460 and $184,293 at September 30,
 2003, and December 31, 2002,
 respectively)                                    79,364           36,858
                                              ----------       ----------
     Total investments                        13,142,224        6,864,826

Cash and cash equivalents                         22,697        1,749,984
Prepaid expenses                                 298,011          357,106
Other receivable                                   3,938          774,298
Other assets                                          --          194,690
                                              ----------       ----------
     Total assets                            $13,466,870      $ 9,940,904
                                              ==========       ==========



BALANCE SHEETS (unaudited) (continued)
-------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    31,893      $    44,870
Due to related parties                           110,770           21,279
Other liabilities                                  1,240               --
                                              ----------       ----------
     Total liabilities                           143,903           66,149

Commitments and contingencies
 (See Note 8)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)                 16,719,725       13,305,996
 General Partners                             (3,396,758)      (3,431,241)
                                              ----------       ----------
     Total partners' capital                  13,322,967        9,874,755
                                              ----------       ----------
     Total liabilities and partners' capital $13,466,870      $ 9,940,904
                                              ==========       ==========





















See accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal
                                          Amount or     September 30, 2003       December 31, 2002
Industry                                  Shares at     -----------------        -----------------
(1)                        Investment   September 30,   Cost        Fair         Cost        Fair
Company         Position      Date          2003        Basis       Value        Basis       Value
----------      --------   ----------   -----------     -----       -----        -----       -----

Equity Investments
------------------

Biomedical
----------
0.5% and 0.4% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Celera Genomics Group
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares      2000        4,065   $   141,000 $    47,520   $  141,000   $  38,821
                                                   ----------  ----------   ----------   ---------
                                                      141,000      47,520      141,000      38,821
                                                   ----------  ----------   ----------   ---------

Biotechnology
-------------
1.2% and 2.4% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
CellzDirect, Inc. Preferred
  (a) (b)         shares      2002      970,761       375,000     150,000      375,001      75,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics       Common
 Corporation)(a)  shares      1993       31,057       250,000       6,988      250,000       1,708
Prolinx, Inc.     Common      1995-
 (a) (b)          shares      2000           --            --          --    2,766,870      64,544
Prolinx, Inc.     Preferred   1995-
 (a) (b)          shares      2001           --            --          --      988,170      98,835
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring    1998-
                  2004-2010   2001           --            --          --        6,061           0
                                                   ----------  ----------   ----------   ---------
                                                      625,000     156,988    4,386,102     240,087
                                                   ----------  ----------   ----------   ---------

Communications
--------------
1.9% and 1.6% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
iVillage          Common      1996-
 Inc.             shares      2000       83,111       301,403     184,507      301,403      78,124
WorldRes.com,     Common      1997-
 Inc. (a) (b)     shares      2001      222,063     1,059,651      66,619    1,059,652      66,619
WorldRes.com,     Convertible
 Inc. (a) (b)     note (2)    2002     $136,000             0           0      144,965      14,497
                                                   ----------  ----------   ----------   ---------
                                                    1,361,054     251,126    1,506,020     159,240
                                                   ----------  ----------   ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares      1999        1,806        35,560           0       35,560           0
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring
                  2009        1999        1,806         1,806           0        1,806           0
                                                   ----------  ----------   ----------   ---------
                                                       37,365           0       37,366           0
                                                   ----------  ----------   ----------   ---------

High Tech/Financial
-------------------
2.1% and 2.8% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
VenCore Solutions
 LLC  (a) (b)     LLC Units   2002      625,000       625,000     250,000      625,000     250,000
VenCore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring
                  2007        2002       62,500             0      24,975            0      24,975
                                                   ----------  ----------   ----------   ---------
                                                      625,000     274,975      625,000     274,975
                                                   ----------  ----------   ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
4.8% and 6.5% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Innergy Power
 Corporation      Preferred   1995-
 (a) (b)          shares      2002      890,006     2,727,035     522,574    2,707,509     512,816
Innergy Power
 Corporation      Common      2001-
 (a) (b)          shares      2002       18,818         4,201           0        4,201           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring    1997-
                  2003-2006   2001      518,427                         0        3,000           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)    2001     $246,032       246,031     123,017      250,952     125,476
                                                   ----------  ----------   ----------   ---------
                                                    2,977,267     645,591    2,965,662     638,292
                                                   ----------  ----------   ----------   ---------

Information Technology
----------------------
1.7% and 2.2% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
KeyEye
 Communications,  Preferred
 Inc. (a) (b)     shares      2002    3,142,856       550,000     220,000      550,000     220,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Virage, Inc.      Common
                  shares      2002        1,428         1,660       1,542        1,660       1,001
                                                   ----------  ----------   ----------   ---------
                                                      551,660     221,542      551,660     221,001
                                                   ----------  ----------   ----------   ---------

Medical
-------
37.5% and 44.0% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
Acusphere, Inc.   Preferred   1995-
 (a)              shares      2002           --            --          --    1,014,615      78,444
Acusphere, Inc.   Convertible
 (a)              notes       2003           --            --          --           --          --
Acusphere, Inc.   Common      1995-
 (a)              shares      2002      181,683     1,725,613   1,780,493            -           -
Atherotech,       Preferred   2000-
 Inc. (a) (b)     shares      2002    1,055,372     2,724,822   1,882,784    2,724,822   2,824,175
CareCentric.
 Solutions,       Common
 Inc.             shares      1999       25,810       206,718      20,671      206,718      16,777
Endocare, Inc.    Common      1996-
 (b)              shares      1999       49,764       163,874     103,261      163,874      26,376
Impres Medical,   Preferred
 Inc.(a) (b)      shares      2002    1,071,429       742,500     450,000      742,500     450,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007        2002      214,285         7,500           0        7,500           0
Impres Medical,   Convertible
 Inc.             notes       2003     $315,344       317,445     190,414            0           0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,      Preferred   1993-
 Inc.(a)          shares      1999           --            --          --      556,001           0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring    1999-
                  2004-2006   2000           --            --          --            0           0
Periodontix,      Convertible 1999-
 Inc.(a)          notes (2)   2000           --            --          --      359,816       4,427
Pharmadigm,       Preferred   1993-
 Inc.(a) (b)      shares      2002      917,596     1,304,396      47,941    1,304,396     383,526
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares      1991           --            --          --      200,000     106,000
Physiometrix,     Common      1996-
 Inc.             shares      2000      139,769       285,023     349,423      285,023      76,873
Resolution
 Sciences
 Corporation      Preferred
 (a) (b)          shares      2000           --            --          --      970,000           0
Resolution
 Sciences
 Corporation      Convertible 2001-
 (a) (b)          note (2)    2002           --            --          --      215,804           0
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares      1999      260,000       390,000      89,960      390,000     224,900
Valentis, Inc.    Common      1994-
                  shares      2002       23,866       908,970      76,610      908,970     157,515
                                                   ----------  ----------   ----------   ---------
                                                    8,776,861   4,991,557   10,050,039   4,349,013
                                                   ----------  ----------   ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Microelectronics
----------------
47.8% and 7.1% at September 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------------
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.)   Preferred
 (3) (a)          shares      1992           --            --          --      500,000     542,368
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.    Common
 (3) (a)          shares      1997           --            --          --       56,500     157,632
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.    Common
 (3) (a)          shares      2003      566,886       556,500   6,369,191           --          --
                                                   ----------  ----------   ----------   ---------
                                                      556,500   6,369,191      556,500     700,000
                                                   ----------  ----------   ----------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.8% and 2.1% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Capital Valley    Preferred
 Ventures (a)     shares        2002     50,794        48,254      19,302       48,254      14,476
Capital Valley
 Ventures (a)     LLC units     2002     50,794         2,540       1,016        2,540         762


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd     Partnership
 (a)              interests  various   $150,000        76,436      38,218       76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests  various   $250,000       212,460      11,998      212,460      24,739
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests  various       $400         1,000         500        1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P. (a)         interests  various   $500,000       398,082       9,429      398,082     103,937
Trinity Ventures  Ltd.
IV, L.P. (a)      Partnership
                  interests  various   $175,006        47,814      23,907       47,814      23,907
                                                   ----------  ----------   ----------   ---------
                                                      786,586     104,370      786,586     206,539
                                                   ----------  ----------   ----------   ---------
Total equity investments 98.5% and 69.1% at
 September 30, 2003, and December 31, 2002,
 respectively                                      16,438,293  13,062,860   21,605,935   6,827,968
                                                   ----------  ----------   ----------   ---------


Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004    1999     $164,906       196,103      39,221      184,293      36,858
Capital Valley    Secured
 Ventures (a)     note, 4.28%
                  due 2013    2003     $100,000       100,357      40,143            0           0
                                                   ----------  ----------   ----------   ---------
                                                      296,460      79,364      184,293      36,858
                                                   ----------  ----------   ----------   ---------

Total notes receivable 0.6% and 0.4% at
 September 30, 2003, and December 31, 2002,
 respectively                                         296,460      79,364      184,293      36,858
                                                   ----------  ----------   ----------   ---------

Total investments 99.1% and 69.5% at
 September 30, 2003, and December 31, 2002,
 respectively                                     $16,734,753 $13,142,224  $21,790,228  $6,864,826
                                                   ==========  ==========   ==========   =========


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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 09/30/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 8.25 percent.
(3) The Partnership filed dissenters' rights for Tessera, Inc., in June, 2003. The fair value was reclassified as a receivable at June 30, 2003.  The Partnership dropped its claim prior to Tessera, Inc.'s initial public offering in November 2003, and the investment was reclassified as an equity investment at September 30, 2003.  See Note 4.









The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months           For the Nine Months
                                               Ended September 30,           Ended September 30,
                                            ------------------------        ----------------------
                                              2003            2002            2003          2002
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest                 $  41,036    $    24,170      $    98,475   $    72,492
 Short-term interest income                      369         11,565            5,386        58,568
                                            --------      ---------        ---------     ---------
   Total investment income                    41,405         35,735          103,861       131,060

Investment expenses:
 Management fees                              24,233         37,999           70,961       133,924
 Individual General Partners' compensation    10,000          3,500           30,003        17,500
 Investment operations                        79,239         63,071          372,366       367,814
 Administrative and investor services        321,435        263,033        1,539,891     1,663,171
 Professional fees                            34,964         17,104          164,051        94,142
 Computer services                            21,054         28,981           80,559       117,956
 Interest expense                                 --             --               --        13,035
                                           ---------      ---------       ----------     ---------
   Total investment expenses                 490,925        413,688        2,257,831     2,407,542
                                           ---------      ---------       ----------     ---------
Net investment loss                         (449,520)      (377,953)      (2,153,970)   (2,276,482)
                                           ---------      ---------       ----------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                              (3,294,136)    (5,446,528)      (6,089,821)   (5,446,528)
 Net realized (loss) gain from sales
  of equity investments                           --             --               --       616,293
 Realized gain from venture capital
  limited partnership investments              1,986            494          115,249        27,832
                                           ---------      ---------       ----------     ---------
Net realized loss                         (3,292,150)    (5,446,034)      (5,974,572)   (4,802,403)
                                           ---------      ---------       ----------     ---------
 Decrease (increase) in unrealized
  depreciation:
   Equity investments                      7,572,562       (966,151)      11,402,534    (3,035,912)
   Notes receivable                          (65,534)     5,443,203          (69,661)    5,441,172
                                           ---------      ---------       ----------     ---------
Net decrease (increase) in
 unrealized depreciation                   7,507,028      4,477,052       11,332,873     2,405,260
                                           ---------      ---------       ----------     ---------

Other income                                  50,050             --          243,880       666,667
                                           ---------      ---------       ----------     ---------
Net increase (decrease) in partners'
 capital resulting from operations       $ 3,815,409    $(1,346,935)     $ 3,448,211   $(4,006,958)
                                           =========      =========       ==========     =========
Net increase (decrease) in partners'
 capital resulting from operations
 per Unit                                $      9.44    $     (3.34)     $      8.53   $     (9.92)
                                           =========      =========       ==========     =========

See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                       ---------------------------------
                                              2003              2002
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $ 3,448,211       $(4,006,958)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
  Net realized gain from sales
   of equity investments                          --          (616,293)
  Realized gain from venture capital
   limited partnership investments          (115,249)          (27,338)
  Realized loss from investment
   write-offs                              6,089,821         5,446,528
  Net (decrease) increase in unrealized
   depreciation:
    Equity investments                   (11,402,534)        3,035,912
    Notes receivable                          69,661        (5,441,172)
  Increase in accrued interest on notes
   receivable                                (53,593)          (63,349)
  Decrease (increase) in other
   receivables                               770,360          (666,667)
  Decrease in prepaid expenses                59,095                --
  Decrease in accounts payable
   and accrued expenses                      (12,976          (68,080)
  Increase (decrease) in due to related
   parties                                    89,492           (60,156)
  Other changes, net                         195,930           (23,465)
                                          ----------         ---------
Net cash used by operating activities       (861,784)       (2,491,038)
                                          ----------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                     --         1,370,006
 Issue of secured notes receivable          (100,000)               --
 Purchase of equity investments           (1,016,753)       (2,064,161)
 Repayments of notes receivable              136,000                --
 Distributions from venture capital
  limited partnership investments            115,249            23,620
                                           ---------         ---------
  Net cash used by investing
   activities                               (865,504)         (670,535)
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --        (1,200,000)
                                           ---------         ---------
  Net cash used by financing activities           --        (1,200,000)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (1,727,287)       (4,362,067)

Cash and cash equivalents at
 beginning of year                         1,749,984         7,222,914
                                           ---------         ---------
Cash and cash equivalents
 at September 30                         $    22,697        $2,860,847
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



The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2003, and December 31, 2002, was $17,534,489 and $22,445,400,
respectively. At September 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                      September 30,     December 31,
                                          2003             2002
                                      ------------      -----------
Unrealized appreciation              $  6,053,979      $    708,843
Unrealized depreciation               (10,279,574)      (16,289,355)
                                       ----------        ----------
Net unrealized depreciation          $ (4,225,595)     $(15,580,512)
                                       ==========        ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2003 and 2002, were as follows:

                                                      2003         2002
                                                    --------     --------
Management fees                                   $   70,961   $  133,924
Operating expenses reimbursed to related parties      30,003    1,912,139
Individual General Partners' compensation          1,903,645       17,500


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 1 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement, which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There were $94,669 and $9,866 due to related parties at September 30, 2003, and December 31, 2002, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $16,102 and $11,413 at September 30, 2003, and December 31, 2002, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $5,543.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Individual General Partner meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $371,570. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2003, the Partnership had recognized expense of $59,085. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.


Marketable Equity Securities
----------------------------

At September 30, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $1,844,774 and aggregate market values of $677,152 and $369,111, respectively. The net unrealized losses at September 30, 2003, and December 31, 2002, included gross gains of $93,673 and $22,809, respectively.

Restricted Securities
---------------------

At September 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $14,781,412 and $19,761,161, respectively, and aggregate fair values of $5,001,039 and $6,458,857, respectively, representing 47.0 percent and 66.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2003, were as follows:

Acusphere, Inc.
--------------

The Partnership funded convertible secured notes of $537,267 and $144,622 to Acusphere, Inc. in April and June, 2003. Both notes carry a rate of 10 percent and will mature in April and June, 2004, respectively. See Note 5 for additional information on Acusphere.

Capital Valley Ventures
-----------------------

In September 2003, the Partnership issued a secured non-recourse promissory note for $100,000 to the company with an interest rate of 4.25 percent. The note and accrued interest are due in September 2013. A $50,000 equity investment made in March 2002 was converted to debt and represents half of this note.

CareCentric Solutions, Inc.
---------------------------

On September 4, 2003, the company held a Special Meeting at which shareholders approved a merger with an investor group that had the effect of taking CareCentric private. The company has ceased reporting as a public company and its shares no longer trade on any exchange. The Statement of Investments for September 30, 2003, reflects the company's change in status.


Impres Medical, Inc.
--------------------

In August 2003, the Partnership issued a convertible note for $315,344 to the company with an interest rate of 8 percent.

Innergy Power Corporation
-------------------------

In August 2003, the Partnership received 9,760 Series C Preferred shares in lieu of $19,520 in accrued interest on a $244,000 promissory note due on December 31, 2003.

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

Tessera Technologies, Inc.(formerly Tessera, Inc.)
--------------------------------------------------

In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies, Inc. The reorganization was intended to position the company for an initial public offering. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a complaint claiming dissenters' rights against Tessera in May 2003. At June 30, 2003, the Partnership recorded a receivable of $2,910,308 representing the fair value of the dissenters' rights and the associated realized gain of $2,353,809. On September 4, 2003, Tessera Technologies, Inc. filed a registration statement with the SEC for a public offering. On September 25, 2003, the Partnership dropped its dissenters' claim after Tessera agreed to allow the Partnership to participate in the offering on the same terms as its other shareholders. As a result, the Partnership's holdings reverted back to shares. Accordingly, the receivable recorded at June 30, 2003, was reclassified as an equity investment, and the realized gain was reversed.
See Note 5 for additional information.

WorldRes.com, Inc.
------------------

During the third quarter of 2003, WorldRes.com, Inc. repaid a convertible note issued by the Partnership. The Partnership received $150,867, including accrued interest on the note.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

5.     Subsequent Events
       -----------------

On October 8, 2003, subsequent to the end of the third quarter, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, Acusphere shares were subject to a reverse split, which converted the Partnership's 556,337 Preferred shares into 181,683 common shares. The offering priced at $14 per share. The Partnership's Acusphere shares are subject to a 180-day lock-up period. The reverse stock split is reflected in the Statement of Investments as of September 30, 2003.

On November 13, 2003, subsequent to the end of the third quarter, Tessera Technologies, Inc., a private company in the microelectronics industry, conducted an initial public offering. Prior to the offering, the Partnership dropped its claim of dissenters' rights after Tessera agreed to sell at least 456,960 of the Partnership's shares in the offering. The offering priced at $13 per share. The Statement of Investments as of September 30, 2003, reflects the opening price of Tessera Technologies shares.


6.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2003          2002
                                               --------      --------
Balance at January 1                           $ 36,858    $   86,920
Change in accrued interest receivable            12,167        10,712
Write-off of notes receivable and accrued
 interest                                            --    (5,446,528)
Net increase in unrealized depreciation
 of notes receivable                            (69,661)    5,441,172
                                                 ------     ---------
Balance at September 30                        $(20,636)   $   92,276
                                                 ======     =========

The interest rate on the note receivable at September 30, 2003, was 16 percent. The note is due in 2004.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2003, and December 31, 2002, consisted of:

                                                  2003           2002
                                                --------       --------
Demand accounts                                 $ (6,244)    $  814,726
Money market accounts                             28,941        935,258
                                                 -------      ---------
 Total                                          $ 22,697     $1,749,984
                                                 =======      =========

8.     Other Receivables
       -----------------

At June 30, 2003, other receivables included an advance made to Dakota Holdings, LLC (DHL) (formerly Dakota Heritage, LLC). On behalf of DHL, the Partnership had advanced $16,241 to Dakota Arms, Inc. (DAI), a wholly owned subsidiary of DHL. Originally, the Partnership, an affiliated partnership and an outside party planned to invest $50,000, $700,000 and $500,000, respectively, in DHL. Another affiliated partnership bought the Partnership's receivable in August 2003 and repaid the advance.

9.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2003, the Partnership had unfunded equity commitments of $0.

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

10.    Financial Highlights
       --------------------

                                                       For The Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                          2003     2002
                                                         ------   ------
(all amounts on a per Unit basis)
Net asset value, beginning of period                     $16.28   $35.75

(Loss) income from investment operations:
  Net investment loss                                     (5.33)   (3.98)
  Net realized and unrealized gain (loss) on investments  13.87    (5.94)
                                                          -----    -----
  Total from investment operations                         8.53    (9.92)
                                                          -----    -----
Net asset value, end of period                           $24.82   $25.83
                                                          =====    =====

Total return                                              52.42%  (27.74)%

Ratios to average net assets:
 Net investment loss                                     (25.94)% (12.94)%
 Expenses                                                 27.47%   19.55%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of September 30, 2003 and 2002, the General Partners had a negative capital balance of $3,396,757 and $3,392,749, respectively. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
During the nine months ended September 30, 2003, net cash used by operating activities totaled $861,784. The Partnership paid management fees of $55,609 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,574,480. In addition, $30,003 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $266,199. The Partnership received interest income of $50,268 and other income of $1,014,240.
During the nine months ended September 30, 2003, there were no equity investments funded. At September 30, 2003, the Partnership had no commitments to fund additional investments.

Cash and cash equivalents at September 30, 2003, were $22,697. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $3,815,409 for the three months ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,346,935 for the same period in 2002.

Realized loss from investment write-offs totaled $3,294,136 and $5,446,528 for the quarters ended September 30, 2003 and September 30, 2002, respectively. The 2003 write-off relates to a company in the medical industry. The 2002 write-off related to notes and interest receivable from Sutmyn Storage Corporation. It had been determined by the Managing General Partners that there would be no recovery on the notes after Sutmyn Storage Corporation ceased operations; therefore, the cost of these notes was written off.

During the quarter ended June 30, 2003, the Partnership recorded a gain of $2,353,809 as a result of filing dissenters' rights. On September 25, 2003, the Partnership dropped its dissenters' claim after Tessera Technologies, Inc. agreed to allow the Partnership to participate in its public offering on the same terms as its other shareholders. (See Notes 4 and 5). As a result of the dismissal of the dissenters' rights claim, the Partnership reversed the gain of $2,353,809 and reclassified the receivable associated with the claim to an equity investment for the quarter ended September 30, 2003.

Net unrealized depreciation on equity investments was $7,572,562 and $14,777,967 at September 30, 2003, and December 31, 2002, respectively. During the quarter ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $7,507,028. During the quarter ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $966,151. The increase in 2003 was primarily attributable to decreases in the fair value of privately held companies in the medical industry. The change in 2002 was primarily attributable to a decrease in the publicly traded price of Valentis, Inc. and decreases in the fair value of portfolio companies in the medical industry and biotechnology industries.

Total investment expenses were $490,925 for the quarter ended September 30, 2003, compared to $413,688 for the same period in 2002. The increase was primarily due to increased investment monitoring, administrative services and professional fees.

During the quarter ended September 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $1,986. During the same period in 2002, there were gains of $494.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net increase in partners' capital resulting from operations was $3,448,211 for the nine months ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $4,006,958 for the same period in 2002.

During the nine months ended September 30, 2003, the Partnership wrote off its investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc., Resolution Sciences Corporation, Innergy Power Corporation and Periodontix, Inc. These totaled $200,000, $3,761,101, $1,188,393, $3,000 and $937,327, respectively.
During the same period in 2002, realized loss from investment write-offs totaled $5,446,528 and related to notes and interest receivable from Sutmyn Storage Corporation. It had been determined by the Managing General Partners that there would be no recovery on the notes after Sutmyn Storage Corporation ceased operations; therefore, the cost of these notes was written off.

During the quarter ended June 30, 2003, the Partnership recorded a gain of $2,353,809 as a result of filing dissenters' rights. On September 25, 2003, the Partnership dropped its dissenters' claim after Tessera Technologies, Inc. agreed to allow the Partnership to participate in its public offering on the same terms as its other shareholders. (See Notes 4 and 5). As a result of the dismissal of the dissenters' rights claim, the Partnership reversed the gain of $2,353,809 and reclassified the receivable associated with the claim to an equity investment for the quarter ended September 30, 2003.

Net unrealized depreciation on equity investments was $11,402,534 and $14,777,967 at September 30, 2003, and December 31, 2002, respectively. During the nine months ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $11,332,873 compared to an increase in unrealized depreciation of $3,035,912 during 2002. The decrease in depreciation in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. The change in 2002 was primarily attributable to a net decrease in the fair value of portfolio companies in the medical and biotechnology industries.

Other income of $243,880 and $666,667 was recognized during the nine months ended September 30, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 9.

For the nine months ended September 30, 2002, net realized gain from equity investment sales of $616,293 was primarily related to the sale of Matrix Pharmaceutical, Inc. During the same period in 2003, there was no realized gain.

Total investment expenses were $2,257,831 for the nine months ended September 30, 2003, compared to $2,407,542 for the same period in 2002. The decrease was primarily due to decreased management fees, administrative and computer services, offset by increased professional fees related to the Kanematsu legal proceeding.

During the nine months ended September 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $115,249. During the same period in 2002, there were gains of $27,832.

During the nine months ended September, 2003 and 2002, interest income was $103,861 and $131,060, respectively. The decrease was primarily the result of reduced cash balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 3.   Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. in this report is accumulated and communicated to Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.



                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2003   By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended March 31, 2003. Pursuant to Article 6 of the Partnership Agreement for Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P., the Partnership Agreement had been amended. The corrected Amended and Restated Limited Partnership Agreement is included in the 8-K filed on January 8, 2003.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  November 14, 2003    By: /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.





                             CERTIFICATION
                             -------------

In connection with the Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.

Date:  November 14, 2003   By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.
(a Delaware limited partnership)               11/14/2003  2:58 PM