Form 10-Q/A
period 2003-12-10
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2003-12-10
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A

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

Introduction
--------------------------

This First Amended Form 10Q is being filed because the individual capital balances for both Limited Partners and General Partners were inaccurately reported in the Partnership's prior quarterly filing for the period ended September 30, 2003. The correction is reflected in the accompanying financial statements.

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                            September 30,     December 31,
                                                2003             2002
                                            -------------     ------------
ASSETS

Equity investments (cost of
 $16,387,499 and $21,605,935 at
 September 30, 2003, and December 31,
 2002, respectively)                         $13,614,159      $ 6,827,968
Notes receivable, net (cost of
 $297,254 and $184,293 at September 30,
 2003, and December 31, 2002,
 respectively)                                    79,682           36,858
                                              ----------       ----------
     Total investments                        13,693,841        6,864,826

Cash and cash equivalents                         22,697        1,749,984
Prepaid expenses                                 298,011          357,106
Other receivable                                   3,938          774,298
Other assets                                          --          194,690
                                              ----------       ----------
     Total assets                            $14,018,487      $ 9,940,904
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

Commitments and contingencies
 (See Note 8)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)                 13,868,899       13,305,996
 General Partners                                  5,685       (3,431,241)
                                              ----------       ----------
     Total partners' capital                  13,874,584        9,874,755
                                              ----------       ----------
     Total liabilities and partners'
      capital                                $14,018,487      $ 9,940,904
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



STATEMENTS OF INVESTMENTS
-------------------------

                                          Principal
                                          Amount or     September 30, 2003       December 31, 2002
Industry                                  Shares at     -----------------        -----------------
(1)                        Investment   September 30,   Cost        Fair         Cost        Fair
Company         Position      Date          2003        Basis       Value        Basis       Value
----------      --------   ----------   -----------     -----       -----        -----       -----

Equity Investments
------------------

Biomedical
----------
0.3% and 0.4% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Celera Genomics Group
 (formerly Axys
 Pharmaceuticals, Common
 Inc.)            shares      2000        4,065   $   141,000 $    47,520   $  141,000   $  38,821
                                                   ----------  ----------   ----------   ---------
                                                      141,000      47,520      141,000      38,821
                                                   ----------  ----------   ----------   ---------

Biotechnology
-------------
1.1% and 2.4% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
CellzDirect, Inc. Preferred
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

Communications
--------------
1.8% and 1.6% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
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

High Tech/Financial
-------------------
2.0% and 2.8% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
VenCore Solutions
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


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
4.7% and 6.5% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Innergy Power
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

Information Technology
----------------------
1.6% and 2.2% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
KeyEye
 Communications,  Preferred
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

Medical
-------
36.0% and 44.0% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
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


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Microelectronics
----------------
50.0% and 7.1% at September 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------------
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.)   Preferred
 (3) (a)          shares      1992           --            --          --      500,000     542,368
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.    Common
 (3) (a)          shares      1997           --            --          --       56,500     157,632
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.    Common
 (3) (a)          shares      2003      566,886       556,500   6,940,807           --          --
                                                   ----------  ----------   ----------   ---------
                                                      556,500   6,940,808      556,500     700,000
                                                   ----------  ----------   ----------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.6% and 2.1% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Capital Valley    Preferred
 Ventures (a)     shares        2002         --            --          --       48,254      14,476
Capital Valley
 Ventures (a)     LLC units     2002         --            --          --        2,540         762


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd     Partnership
 (a)              interests  various   $150,000        76,436      38,218       76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests  various   $250,000       212,460      11,998      212,460      24,739
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests  various       $400         1,000         500        1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P. (a)         interests  various   $500,000       398,082       9,429      398,082     103,937
Trinity Ventures  Ltd.
IV, L.P. (a)      Partnership
                  interests  various   $175,006        47,814      23,907       47,814      23,907
                                                   ----------  ----------   ----------   ---------
                                                      735,792      84,052      786,586     206,539
                                                   ----------  ----------   ----------   ---------
Total equity investments 96.3% and 69.1% at
 September 30, 2003, and December 31, 2002,
 respectively                                      16,387,499  13,614,159   21,605,935   6,827,968
                                                   ----------  ----------   ----------   ---------


Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004    1999     $164,906       196,103      39,221      184,293      36,858
Capital Valley    Secured
 Ventures (a)     note, 4.28%
                  due 2013    2003     $100,000       101,151      40,461            0           0
                                                   ----------  ----------   ----------   ---------
                                                      297,254      79,682      184,293      36,858
                                                   ----------  ----------   ----------   ---------

Total notes receivable 0.6% and 0.4% at
 September 30, 2003, and December 31, 2002,
 respectively                                         297,254      79,682      184,293      36,858
                                                   ----------  ----------   ----------   ---------

Total investments 96.9% and 69.5% at
 September 30, 2003, and December 31, 2002,
 respectively                                     $16,684,753 $13,693,841  $21,790,228  $6,864,826
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

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months           For the Nine Months
                                               Ended September 30,           Ended September 30,
                                            ------------------------        ----------------------
                                              2003            2002            2003          2002
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest                 $  41,036    $    24,170      $    98,475   $    72,492
 Short-term interest income                      369         11,565            5,386        58,568
                                            --------      ---------        ---------     ---------
   Total investment income                    41,405         35,735          103,861       131,060

Investment expenses:
 Management fees                              24,233         37,999           70,961       133,924
 Individual General Partners' compensation    10,000          3,500           30,003        17,500
 Investment operations                        79,239         63,071          372,366       367,814
 Administrative and investor services        321,435        263,033        1,539,891     1,663,171
 Professional fees                            84,964         17,104          214,051        94,142
 Computer services                            21,054         28,981           80,559       117,956
 Interest expense                                 --             --               --        13,035
                                           ---------      ---------       ----------     ---------
   Total investment expenses                 540,924        413,688        2,307,831     2,407,542
                                           ---------      ---------       ----------     ---------
Net investment loss                         (499,519)      (377,953)      (2,203,970)   (2,276,482)
                                           ---------      ---------       ----------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                              (3,294,136)    (5,446,528)      (6,089,821)   (5,446,528)
 Net realized (loss) gain from sales
  of equity investments                           --             --               --       616,293
 Realized gain from venture capital
  limited partnership investments              1,986            494          115,249        27,832
                                           ---------      ---------       ----------     ---------
Net realized loss                         (3,292,150)    (5,446,034)      (5,974,572)   (4,802,403)
                                           ---------      ---------       ----------     ---------
 Decrease (increase) in unrealized
  depreciation:
   Equity investments                      8,174,654       (966,151)      12,004,626    (3,035,912)
   Notes receivable                          (66,010)     5,443,203          (70,137)    5,441,172
                                           ---------      ---------       ----------     ---------
Net decrease (increase) in
 unrealized depreciation                   8,108,644      4,477,052       11,934,489     2,405,260
                                           ---------      ---------       ----------     ---------

Other income                                  50,050             --          243,880       666,667
                                           ---------      ---------       ----------     ---------
Net increase (decrease) in partners'
 capital resulting from operations       $ 4,367,025    $(1,346,935)     $ 3,999,827   $(4,006,958)
                                           =========      =========       ==========     =========
Net increase (decrease) in partners'
 capital resulting from operations
 per Unit                                $      2.13    $     (3.34)     $      1.41   $     (9.92)
                                           =========      =========       ==========     =========

See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                       ---------------------------------
                                              2003              2002
                                           ---------         ---------
Net increase (decrease) in partners'
 capital resulting from operations       $ 3,999,827       $(4,006,958)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
  Net realized gain from sales
   of equity investments                          --          (616,293)
  Realized gain from venture capital
   limited partnership investments          (115,249)          (27,338)
  Realized loss from investment
   write-offs                              6,089,821         5,446,528
  Net (decrease) increase in unrealized
   depreciation:
    Equity investments                   (12,004,626)        3,035,912
    Notes receivable                          70,137        (5,441,172)
  Increase in accrued interest on notes
   receivable                                (53,593)          (63,349)
  Decrease (increase) in other
   receivables                               770,359          (666,667)
  Decrease in prepaid expenses                59,095                --
  Decrease in accounts payable
   and accrued expenses                      (12,977)         (68,080)
  Increase (decrease) in due to related
   parties                                    89,492           (60,156)
  Other changes, net                         195,930           (23,465)
                                          ----------         ---------
Net cash used by operating activities       (911,784)       (2,491,038)
                                          ----------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                     --         1,370,006
 Issue of secured notes receivable           (50,000)               --
 Purchase of equity investments           (1,016,753)       (2,064,161)
 Repayments of notes receivable              136,000                --
 Distributions from venture capital
  limited partnership investments            115,249            23,620
                                           ---------         ---------
  Net cash used by investing
   activities                               (815,504)         (670,535)
                                           ---------         ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --        (1,200,000)
                                           ---------         ---------
  Net cash used by financing activities           --        (1,200,000)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (1,727,287)       (4,362,067)

Cash and cash equivalents at
 beginning of year                         1,749,984         7,222,914
                                           ---------         ---------
Cash and cash equivalents
 at September 30                         $    22,697        $2,860,847
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


The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2003, and December 31, 2002, was $17,484,489 and $22,445,400,
respectively. At September 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                      September 30,     December 31,
                                          2003             2002
                                      ------------      -----------
Unrealized appreciation              $  6,625,595      $    708,843
Unrealized depreciation               (10,249,574)      (16,289,355)
                                       ----------        ----------
Net unrealized depreciation          $ (3,623,979)     $(15,580,512)
                                       ==========        ==========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2003 and 2002, were as follows:

                                                      2003         2002
                                                    --------     --------
Management fees                                   $   70,961   $  133,924
Operating expenses reimbursed to related parties   1,903,645    1,912,139
Individual General Partners' compensation             30,003       17,500


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

Capital Valley Ventures
-----------------------

In September 2003, the Partnership issued a secured non-recourse promissory note for $100,794 to the company with an interest rate of 4.25 percent. The note and accrued interest are due in September 2013. A $50,794 equity investment made in March 2002 was converted to debt and represents approximately half of this note.

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

On November 13, 2003, subsequent to the end of the third quarter, Tessera Technologies, Inc. (Tessera), a private company in the microelectronics industry, conducted an initial public offering. Prior to the offering, the Partnership dropped its claim of dissenters' rights after Tessera agreed to allow the Partnership to sell its shares in the offering at the offering price. The offering priced at $13 per share. The Partnership sold all 566,886 of its shares at the offering price for net proceeds of $6,853,652. The offering price is reflected in the fair value of Tessera on the Statement of Investments as of September 30, 2003.

On November 21, 2003, a tax distribution was declared and paid to the General Partners totaling $1,590,000.

6.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2003          2002
                                               --------      --------
Balance at January 1                           $ 36,858    $   86,920
Change in accrued interest receivable            12,167        10,712
Write-off of notes receivable and accrued
 interest                                            --    (5,446,528)
Net increase in unrealized depreciation
 of notes receivable                            (70,137)    5,441,172
                                                 ------     ---------
Balance at September 30                        $(21,112)   $   92,276
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

10.    Financial Highlights
       --------------------

                                                       For The Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                          2003     2002
                                                         ------   ------
(all amounts on a per Unit basis)
Net asset value, beginning of period                     $33.29   $35.75

(Loss) income from investment operations:
  Net investment loss                                     (0.72)   (3.98)
  Net realized and unrealized gain (loss) on investments   2.13    (5.94)
                                                          -----    -----
  Total from investment operations                         1.41    (9.92)
                                                          -----    -----
Net asset value, end of period                           $34.70   $25.83
                                                          =====    =====

Total return                                               4.23%  (27.74)%

Ratios to average net assets:
 Net investment loss                                      (2.13)% (12.94)%
 Expenses                                                 16.97%   19.55%


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
During the nine months ended September 30, 2003, net cash used by operating activities totaled $911,784. The Partnership paid management fees of $55,609 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,574,480. In addition, $30,003 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $316,199. The Partnership received interest income of $50,268 and other income of $1,014,240.
During the nine months ended September 30, 2003, there were no equity investments funded. At September 30, 2003, the Partnership had no commitments to fund additional investments.

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

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $4,367,025 for the three months ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,346,935 for the same period in 2002.

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

Net unrealized depreciation on equity investments was $8,174,654 and $14,777,967 at September 30, 2003, and December 31, 2002, respectively. During the quarter ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $8,108,644. During the quarter ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $966,151. The increase in 2003 was primarily attributable to decreases in the fair value of privately held companies in the medical industry. The change in 2002 was primarily attributable to a decrease in the publicly traded price of Valentis, Inc. and decreases in the fair value of portfolio companies in the medical industry and biotechnology industries.

Total investment expenses were $540,924 for the quarter ended September 30, 2003, compared to $413,688 for the same period in 2002. The increase was primarily due to increased investment monitoring, administrative services and professional fees.

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

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net increase in partners' capital resulting from operations was $3,999,827 for the nine months ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $4,006,958 for the same period in 2002.

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

Net unrealized depreciation on equity investments was $12,004,626 and $14,777,967 at September 30, 2003, and December 31, 2002, respectively. During the nine months ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $11,934,489 compared to an increase in unrealized depreciation of $3,035,912 during 2002. The decrease in depreciation in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. The change in 2002 was primarily attributable to a net decrease in the fair value of portfolio companies in the medical and biotechnology industries.

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

Total investment expenses were $2,307,831 for the nine months ended September 30, 2003, compared to $2,407,542 for the same period in 2002. The decrease was primarily due to decreased management fees, administrative and computer services, offset by increased professional fees related to the Kanematsu legal proceeding.

During the nine months ended September 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $115,249. During the same period in 2002, there were gains of $27,832.

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