Form 10-K
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2004-03-17
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2003

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002, pursuant to unanimous approval by the Independent General Partners in 1999. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004, meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees.
The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership, representing the settlement on the disputed legal fees.

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

No matters were voted on by the Limited Partners in 2003.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 2003, there were 6,639 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                              ------------------------------------------
                                       2003         2002         2001         2000         1999
                                      ------       ------       ------       ------       ------

Total investment income           $  126,774   $  163,645  $   443,273  $ 1,994,791  $   290,090
Net investment loss               (2,712,935)  (2,811,813)  (2,033,046)    (770,603)    (933,174)
Realized gain (loss) from
 sales of equity investments       6,212,043    1,432,231     (914,464)  17,309,822    9,932,257
Realized loss from
 investment write-offs            (7,394,217)  (5,446,528)  (4,909,913)    (693,782)      (2,615)
Realized gain from recovery
 of investments previously
 written off                              --           --      107,816           --           --
Net realized gain from
 venture capital limited
 partnership investments             115,249       27,832      330,123    1,183,654      501,038
Net realized loss on
 foreign currency                         --           --           --     (126,781)          --
Decrease (increase) in
 unrealized depreciation:
  Equity investments               6,060,481   (7,217,797)     796,107  (27,693,162)   2,923,379
  Notes receivable                    86,539    5,386,013      (52,415)  (5,481,033)          --
  Other investments                       --           --           --           --           --
Other income                         193,830      774,298           --           --           --

Net increase (decrease) in
 partners' capital resulting
 from operations                   2,560,991   (7,855,764)  (6,675,792) (16,271,885)  12,420,885

Net increase (decrease) in
 partners' capital resulting
 from operations per Unit (1)            .11       (19.44)      (16.52)      (34.76)       25.20

Total assets                      11,404,267    9,940,904   19,109,600   27,637,794   48,110,924

Distributions declared             1,770,540           --           --    1,935,574    6,657,582

Distributions declared per Unit(2)        --           --           --           --        13.32

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

During the year ended December 31, 2003, net cash used by operating activities totaled $900,533. The Partnership paid management fees of $88,746 to the Managing General Partners and reimbursed related parties for operating expenses of $1,528,159. In addition, $40,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid interest of $6, other investment expenses of $324,650 and received interest income of $92,667.

In 2003, equity investments of $1,351,753 were funded to portfolio companies primarily in the medical, high tech/financial, biomedical and information technology industries. Proceeds from the sale of equity investments were $6,972,957, primarily related to the sale of Tessera Technologies, Inc. (formerly Tessera, Inc.) shares. Cash distributions of $115,249 were received from venture capital limited partnership investments.

Cash and cash equivalents at December 31, 2003, were $4,804,340. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

2003 compared to 2002
---------------------

The net increase in partners' capital resulting from operations was $2,560,991 compared to a decrease of $7,855,764 for the years ended December 31, 2003 and 2002, respectively.

Unrealized depreciation on equity investments was $8,717,486 and $14,777,967 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the net decrease in unrealized depreciation of $6,147,020 was attributable to the write-off of investments in Prolinx, Inc., Resolution Sciences Corporation and Pharmadigm, Inc. During the year ended December 31, 2002, the net increase in unrealized depreciation of $7,217,797 was due to decreases in the publicly traded prices of Endocare, Inc., Physiometrix, Inc. and Valentis, Inc. as well as decreases in the fair value of private portfolio companies in the medical, biotechnology, information technology and communications industries.

Unrealized depreciation on notes receivable investments was $60,896 and $147,435 at December 31, 2003 and 2002, respectively. During 2003, the Partnership recorded a decrease in unrealized depreciation of notes receivable of $86,539, primarily related to the payment of notes receivable by Avalon Vision Solutions, Inc. During the year ended December 31, 2002, the net decrease in unrealized depreciation of notes receivable of $5,386,013 was mainly attributable to the write-off of notes issued to Sutmyn Storage Corporation.

During 2003, net realized gain from sales of equity investments totaled $6,212,043, primarily the result of the Partnership's sale of its shares in Tessera Technologies, Inc. Net realized gain from sales of equity investments during the year ended December 31, 2002, was $1,432,231, primarily related to the sale of investments in Matrix Pharmaceutical, Inc., Lynk Systems, Inc., and R2 Technology, Inc.

Other income was $193,830 for the year ended December 31, 2003.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999 A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership, representing the settlement on the disputed legal fees.

Investment expenses were $2,839,708 and $2,975,458 for 2003 and 2002, respectively. In 2002, the Managing General Partners billed the Partnership $89,786 and $23,249 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years, the investment expenses for 2002 and 2001 would have been $2,862,423 and $2,566,105, respectively. The change from 2002 to 2001 is primarily attributable to increased administrative and investment service costs, partially offset by decreased professional and management fees.

During 2003, the Partnership recorded a realized loss from investment write-offs totaling $7,394,217, which represents the Partnership's investments in Resolution Sciences Corporation, Innergy Power Corporation, Periodontix, Inc., Pherin Pharmaceuticals, Inc., Pharmadigm, Inc. and Prolinx, Inc. During 2002, the Partnership recorded realized losses from investment write-offs of $5,446,528, which represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

Net realized gain from venture capital limited partnerships totaled $115,249 and $27,832 in 2003 and 2002, respectively. The gains represented distributions from profits of venture capital limited partnerships.

Interest income was $126,774 and $163,645 for the years ended
December 31, 2003 and 2002, respectively. The decrease was primarily the result of decreased short-term investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.



2002 compared to 2001
---------------------

The net decrease in partners' capital resulting from operations was $7,855,764 and $6,675,792 for the years ended December 31, 2002 and 2001, respectively.

Unrealized depreciation on equity investments was $14,777,967 and $7,560,170 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the net increase in unrealized depreciation of $7,217,797 was a result of decreases in the publicly traded prices of Endocare, Inc., Physiometrix, Inc. and Valentis, Inc. as well as decreases in the fair value of private portfolio companies in the medical, biotechnology, information technology and communications industries. During the year ended December 31, 2001, the net decrease in unrealized depreciation of $796,107 was partially attributable to decreases in the publicly traded prices of Physiometrix, Inc. and Valentis, Inc. and in the fair value of a private portfolio company in the biotechnology industry. These decreases were offset by equity investment sales and investment write-offs during 2001 which resulted in a $5,497,389 decrease in unrealized depreciation as the depreciation was realized upon sale.

Unrealized depreciation on notes receivable investments was $147,435 and $5,533,448 at December 31, 2002 and 2001,
respectively. During the year ended December 31, 2002, the net decrease in unrealized depreciation of notes receivable of $5,386,013 was mainly attributable to the write-off of notes issued to Sutmyn Storage Corporation. During 2001, the Partnership recorded an increase in unrealized depreciation of notes receivable of $52,415, primarily related to the fair value of loans made to a portfolio company in the industrial/business automation industry.

Net realized gain from sales of equity investments during the year ended December 31, 2002, was $1,432,231, primarily related to the sale of investments in Matrix Pharmaceutical, Inc., Lynk Systems, Inc., and R2 Technology, Inc. During 2001, net realized loss from sales of equity investments totaled $914,464, primarily due to the Partnership's sale of its investments in AudioBasket.com, Inc. and Efficient Networks, Inc.

Other income was $774,298 for the year ended December 31, 2002.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

Investment expenses were $2,975,458 and $2,476,319 for 2002 and 2001, respectively. In 2002, the Managing General Partners billed the Partnership $89,786 and $23,249 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years, the investment expenses for 2002 and 2001 would have been $2,862,423 and $2,566,105, respectively. The change from 2002 to 2001 is primarily attributable to increased administrative and investment service costs, partially offset by decreased professional and management fees.

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

New Accounting Pronouncement
----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002. See Note 1 to the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position. The Partnership has provided additional disclosure with respect to a guarantee by an affiliated partnership in Note 11 to the financial statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'" SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ----------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest-bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

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

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None



Item 9A. CONTROLS AND PROCEDURES
-------  -----------------------

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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site..

Audit Committee
---------------

The Independent General Partners have established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole currently consists of all of the Independent General Partners for each Technology Funding partnership with John Muncaster acting as liaison with the Managing General Partners. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee of the Whole does not currently have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2002, the Partnership incurred $168,151 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for each attended meeting of the Individual General Partners and committees thereof. For the year ended December 31, 2003, $40,000 of such fees were incurred. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Individual General Partners.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------


Fees Paid to Independent Public Accountants
-------------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $68,926 and $57,850 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2003 and 2002, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $15,888 and $6,500 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2003 and 2002, respectively. These services included preparation of the Partnership's tax returns.



All Other Fees
--------------

The Partnership did not pay any fees to Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2003 and 2002, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis.
Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2003.


                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

Report of Independent Certified Public Accountants as of
 and for the years ended December 31, 2003 and 2002
Report of Independent Public Accountants as of
 and for the years ended December 31, 2001 and 2000
                  Balance Sheets as of December 31, 2003
                   and 2002
                  Statements of Investments as of
                   December 31, 2003 and 2002
                  Statements of Operations for the years
                   ended December 31, 2003, 2002 and 2001
                  Statements of Partners' Capital for the years
                   ended December 31, 2003, 2002 and 2001
                  Statements of Cash Flows for the years
                   ended December 31, 2003, 2002 and 2001
                  Notes to Financial Statements

            (2)  Financial Statement Schedules
                  All schedules have been omitted because they are not
                   applicable or the required information is included in the financial statements or the notes thereto.

            (3)  Exhibits

                  14.1  Code of Ethics for the Registrant
                  31.1  Section 302 Sarbanes-Oxley Certifications
                  32.1  Section 906 Sarbanes-Oxley Certifications

         (b)  Reports on Form 8-K

            (1)  On January 8, 2003, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

            (2)  On December 17, 2003, the Partnership filed Form 8-K
                  pursuant to the SEC's Release No. 34-43069 regarding Commission Guidance on Mini-Tender Offers.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of
     Technology Funding Venture Partners V,
      an Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2003 and 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 12, 2004

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


Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 15, 2002


     THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TECHNOLOGY FUNDING VENTURE PARTNERS V, LP'S FILING ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN
CONNECTION WITH THIS FILING ON FORM 10-K.

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               2003           2002
                                              ------         ------
ASSETS

Investments:
 Equity investments (cost basis of
  $14,871,310 and $21,605,935 for
  2003 and 2002, respectively)           $ 6,153,824     $6,827,968
 Notes receivable, net, (cost basis
  of $101,494 and $184,293 for 2003
  and 2002, respectively)                     40,598         36,858
                                          ----------      ---------
     Total investments                     6,194,422      6,864,826

Cash and cash equivalents                  4,804,340      1,749,984
Prepaid expenses                             278,316        357,106
Other receivable                             117,734        774,298
Other assets                                   9,455        194,690
                                          ----------      ---------
     Total assets                        $11,404,267     $9,940,904
                                          ==========      =========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    41,510     $   44,870
Due to related parties                       697,551         21,279
                                          ----------      ---------
     Total liabilities                       739,061         66,149

Commitments and contingencies
  See Note 11.

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                            10,665,206      9,874,755
                                          ----------      ---------
     Total liabilities and
      partners' capital                  $11,404,267     $9,940,904
                                          ==========      =========




The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or     December 31, 2003     December 31, 2002
Industry                                   Shares at     ------------------    -----------------
(1)                          Investment  December 31,    Cost        Fair       Cost       Fair
Company            Position     Date        2003         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----
Equity Investments
------------------

Biomedical
----------
0.5% and 0.4% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Celera Genomics   Common
  Group           shares        2000        4,065 $   141,000   $   56,544  $  141,000  $   38,821

                                                   ----------    ---------  ----------  ----------
                                                      141,000       56,544     141,000      38,821
                                                   ----------    ---------  ----------  ----------

Biotechnology
-------------
2.8% and 2.4% at December 31, 2003 and 2002, respectively
---------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
  (a) (b)         shares        2003    1,837,974     710,001      284,000     375,001      75,000


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Applied
 NeuroSolutions,
 Inc. (formerly
 Hemoxymed,       Common
 Inc.) (a)        shares        1993       31,057     250,000        9,317     250,000       1,708
Prolinx, Inc.     Common        1995-
 (a) (b)          shares        2000            0           0            0   2,766,870      64,544
Prolinx, Inc.     Preferred     1995-
 (a) (b)          shares        2001            0           0            0     988,170      98,835
Prolinx, Inc.     Common and
 (a) (b)          Preferred share
                  warrants at
                  $.0001-$.90;
                  expiring      1998-
                  2004-2010     2001            0           0            0       6,061           0
                                                   ----------    ---------  ----------   ---------
                                                      960,001      293,317   4,386,102     240,087
                                                   ----------    ---------  ----------  ----------
Communications
--------------
3.4% and 1.6% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2000       83,111     301,403      297,538     301,403      78,124
Worldres.com,     Common        1997-
 Inc. (a) (b)     shares        2001      222,063   1,059,652       66,619   1,059,652      66,619
Worldres.com,     Convertible
 Inc. (a) (b)     note (2)      2002     $136,000           0            0     144,965      14,497
                                                   ----------    ---------  ----------  ----------
                                                    1,361,055      364,157   1,506,020     159,240
                                                   ----------    ---------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Environmental
-------------
0.0% and 0.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560            0      35,560           0
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806            0       1,806           0
                                                   ----------    ---------  ----------  ----------
                                                       37,366            0      37,366           0
                                                   ----------    ---------  ----------  ----------
High Tech/Financial
-------------------
2.6% and 2.8% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Vencore Solutions
 LLC  (a) (b)     LLC Units     2002      625,000     625,000      250,000     625,000     250,000
Vencore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975           0      24,975
                                                   ----------    ---------  ----------  ----------
                                                      625,000      274,975     625,000     274,975
                                                   ----------    ---------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Industrial/Business Automation
------------------------------
6.5% and 6.5% at December 31, 2003 and 2002, respectively
---------------------------------------------------------

Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035     522,574   2,707,509     512,816
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0       4,201           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      518,427           0            0       3,000           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     250,952      175,666     250,952     125,476
                                                   ----------    ---------  ----------  ----------
                                                    2,982,188      698,240   2,965,662     638,292
                                                    ----------    ---------  ----------  ----------
Information Technology
----------------------
2.1% and 2.2% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
KeyEye
 Communications,  Preferred
 Inc. (a) (b)     shares        2002    3,142,856     550,000      220,000     550,000     220,000



STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Virage, Inc.      Common
                  shares        2002            0           0            0       1,660       1,001
                                                   ----------    ---------  ----------  ----------
                                                      550,000      220,000     551,660     221,001
                                                   ----------    ---------  ----------  ----------

Medical
-------
39.0% and 44.0% at December 31, 2003 and 2002, respectively
-----------------------------------------------------------
Acusphere, Inc.   Common        1995-
 (a)              shares        2003      181,683   1,725,608    1,196,385   1,014,615      78,444
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   2,824,175
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718        1,960     206,718      16,777
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874      100,001     163,874      26,376
Impres Medical    Preferred
 Inc.(a) (b)      shares        2002    1,071,429     742,500      300,000     742,500     450,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500            0       7,500           0
Impres Medical    Unsecured
 Inc.(a) (b)      note (2)      2003      315,344     323,893      129,558          --          --


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Periodontix,      Preferred     1993-
 Inc.(a)          shares        1999            0           0            0     556,001           0
Periodontix,      Common share
 Inc.(a)          warrants
                  at $2.25;
                  expiring      1999-
                  2004-2006     2000            0           0            0           0           0
Periodontix,      Convertible   1999-
 Inc.(a)          notes (2)     2000            0           0            0     359,816       4,427
Pharmadigm,       Preferred     1993-
 Inc.(a) (b)      shares        2002            0           0            0   1,304,396     383,526
Pherin
 Pharmaceuticals, Preferred
 Inc.(a)          shares        1991            0           0            0     200,000     106,000
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      307,492     285,023      76,873
Resolution
 Sciences
 Corporation      Preferred
 (a) (b)          shares        2000            0           0            0     970,000           0
Resolution
 Sciences
 Corporation      Convertible   2001-
 (a) (b)          note (2)      2002            0           0            0     215,804           0
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      179,920     390,000     224,900
Valentis, Inc.    Common        1994-
                  shares        2002      715,974     908,970       64,439     908,970     157,515
                                                   ----------    ---------  ----------  ----------
                                                    7,478,908    4,162,539  10,050,039   4,349,013
                                                   ----------    ---------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Microelectronics
----------------
0.0% and 7.1% at December 31, 2003 and 2002, respectively
----------------------------------------------------------
Tessera
 Technologies,
 Inc. (formerly
 Tessera, Inc.)   Preferred
  (a)             shares          1992          0           0            0     500,000     542,368
Tessera
 Technologies,
  Inc. (formerly
  Tessera, Inc.)  Common
  (a)             shares          1997          0           0            0      56,500     157,632
                                                   ----------    ---------  ----------  ----------
                                                            0            0     556,500     700,000
                                                   ----------    ---------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.8% and 2.1% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Capital Valley    Preferred
 Ventures (a)     shares          2002          0           0            0      48,254      14,476
Capital Valley
 Ventures (a)     LLC units       2002          0           0            0       2,540         762
CVM Equity        Ltd.
 Fund IV, Ltd (a) Partnership
                  interests    various   $150,000      76,436       38,218      76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       11,998     212,460      24,739
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000         500


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082        9,429     398,082     103,937
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      23,907
                                                   ----------    ---------  ----------  ----------
                                                      735,792       84,052     786,586     206,539
                                                   ----------    ---------  ----------  ----------
Total equity investments - 57.7% and 69.1% at
 December 31, 2003 and 2002, respectively          14,871,310    6,153,824  21,605,935   6,827,968
                                                   ----------    ---------  ----------  ----------

Notes Receivable, Net
---------------------
Avalon Vision     Secured
 Solutions, Inc.  note, 16%,
                  due 2004      1999            0           0            0     184,293      36,858
Capital Valley    Secured note,
 Ventures           4.28%       2003     $100,794     101,494       40,598          --          --
                                                   ----------    ---------  ----------  ----------

Total notes receivable - 0.4% and 0.4% at
 December 31, 2003 and 2002, respectively             101,494       40,598     184,293      36,858
                                                   ----------    ---------  ----------  ----------

Total investments - 58.1% and 69.5% at
 December 31, 2003 and 2002, respectively         $14,972,804   $6,194,422 $21,790,228 $ 6,864,826
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 4.28 percent to 8.00 percent.








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2003           2002           2001
                               ------         ------         ------
Investment income:
 Notes receivable
  interest                 $  117,580    $    97,572    $   104,197
 Short-term investment
  interest                      9,194         66,073        339,076
                            ---------      ---------      ---------
  Total investment
   income                     126,774        163,645        443,273

Investment expenses:
 Management fees              166,618        168,151        233,047
 Independent General
  Partners' compensation       40,000         45,500         45,560
 Administrative and
  investor services         1,845,003      2,027,856      1,268,894
 Investment operations        483,957        440,160        363,496
 Professional fees            196,649        131,577        309,703
 Computer services            107,480        149,179        200,959
 Interest expense                  --         13,035         54,660
                            ---------      ---------      ---------
  Total investment
   expenses                 2,839,708      2,975,458      2,476,319
                            ---------      ---------      ---------
Net investment loss        (2,712,934)    (2,811,813)    (2,033,046)
                            ---------      ---------      ---------

 Realized gain (loss)
  from sales of equity
  investments               6,212,043      1,432,231       (914,464)
 Realized loss from
  investment write-offs    (7,394,217)    (5,446,528)    (4,909,913)
 Realized gain from
  recovery of investments
  previously written off           --             --        107,816
 Net realized gain from
  venture capital limited
  partnership investments     115,249         27,832        330,123
                            ---------      ---------      ---------
Net realized (loss)
  income                   (1,066,925)    (3,986,465)    (5,386,438)
                            ---------      ---------      ---------



STATEMENTS OF OPERATIONS (continued)
-----------------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2003           2002           1000
                               ------         ------         ------
 Decrease (increase) in
 unrealized depreciation:
  Equity investments        6,060,481     (7,217,797)       796,107
  Notes receivable             86,539      5,386,013        (52,415)
                            ---------      ---------      ---------
Net decrease (increase) in
 unrealized depreciation    6,147,020     (1,831,784)       743,692
                            ---------      ---------      ---------

Other income                  193,830        774,298             --
                            ---------      ---------      ---------

Net increase (decrease)
 in partners' capital
 resulting from
 operations                $2,560,991    $(7,855,764)   $(6,675,792)
                            =========      =========      =========
Net increase (decrease)
 In partners' capital
 resulting from
 operations per Unit       $      .11    $    (19.44)   $    (16.52)
                            =========      =========      =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2003, 2002 and 2001:

                                 Limited       General
                                 Partners      Partners     Total
                                 --------      --------     -----
Partners' capital,
  January 1, 2001             $27,692,235  $(3,285,924)  24,406,311

Net investment loss            (2,012,716)     (20,330)  (2,033,046)
Net realized loss              (5,332,574)     (53,864)  (5,386,438)
Net decrease in unrealized
 depreciation                     736,255        7,437      743,692
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2001            21,083,200   (3,352,681)  17,730,519

Net investment loss            (2,783,694)     (28,119)  (2,811,813)
Net realized loss              (3,946,600)     (39,865)  (3,986,465)
Net increase in unrealized
 depreciation                  (1,813,465)     (18,319)  (1,831,784)
Other income                      766,555        7,743      774,298
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2002           $13,305,996  $(3,431,241) $ 9,874,755

Net investment loss              (191,892)  (2,714,871)  (2,906,763)
Net realized income               114,096     (987,191)    (873,095)
Net increase in unrealized
 depreciation                     (70,976)   6,217,996    6,147,020
Distributions                          --   (1,770,540)  (1,770,540)
Other income                      191,892        1,938      193,830
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2003            13,349,116   (2,683,909)  10,665,207
                               ==========    =========   ==========




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2003          2002           2001
                                   ------        ------         ------
Net increase (decrease) in
 partners' capital resulting
 from operations               $ 2,560,991   $(7,855,764) $ (6,675,792)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations to
 net cash used by operating
 activities:
  (Decrease) increase in
   unrealized depreciation:
    Equity investments          (6,060,481)    7,217,797      (796,107)
    Notes receivable               (86,539)   (5,386,013)       52,415
  Realized (gain) loss from
   sales of equity investments  (6,212,043)   (1,432,231)      914,464
  Realized loss from
   investment write-offs         7,394,217     5,446,528     4,909,913
  Realized gain from
   recovery of investments
   previously written off               --            --      (107,816)
  Net realized gain from
   venture capital limited
   partnership investments        (115,249)      (27,832)     (330,123)
  Increase in prepaid expenses          --      (357,106)           --
  Amortization of prepaid asset     78,790            --            --
  Decrease in other receivables    656,564      (774,298)           --
  Increase in accrued interest
   on notes receivable              25,070       (80,987)      (82,055)
  Increase (decrease) in due
   to related parties              676,272       (53,220)     (767,380)
  (Decrease) increase in accounts
   payable and accrued expenses     (3,360)      (59,712)       14,978
  Other changes, net               185,235       (40,445)     (524,930)
                                 ---------     ---------    ----------
Net cash used by
 operating activities             (900,533)   (3,403,283)   (3,392,433)
                                 ---------     ---------    ----------
Cash flows from investing
 activities:
  Notes receivable issued          (50,000)           --            --
  Purchase of equity
   investments                  (1,351,753)   (3,654,853)   (2,612,462)
  Repayment of notes
   receivable                           --            --         4,604
  Proceeds from sales of
   equity investments            7,011,933     2,761,586       866,075


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2003          2002           2001
                                   ------        ------         ------
  Proceeds from recovery of
   investments previously
   written off                          --            --       107,816
  Distributions from venture
   capital limited partnership
   investments                     115,249        23,620        87,882
                                 ---------     ---------    ----------
    Net cash provided (used)
     by investing activities     5,725,249      (869,647)   (1,546,085)
                                 ---------     ---------    ----------
Cash flows from financing
 activities:
  (Repayments of) proceeds from
   short-term borrowings                --    (1,200,000)   (1,100,000)
  Distributions to General
   Partners                     (1,770,540)           --            --
                                 ---------     ---------    ----------
    Net cash used
     by financing activities    (1,770,540)   (1,200,000)   (1,100,000)
                                 ---------     ---------    ----------

Net increase (decrease) in
 cash and cash equivalents       3,054,356    (5,472,930)   (6,038,518)
Cash and cash equivalents
 at beginning of year            1,749,984     7,222,914    13,261,432
                                 ---------     ---------    ----------
Cash and cash equivalents
 at end of year                $ 4,804,340   $ 1,749,984   $ 7,222,914
                                 =========     =========    ==========





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

For the period from June 26, 1989, through May 1990, the Partnership was inactive. The Partnership commenced selling Units of limited partnership interest (Units) in May 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992.
The Partnership's original contributed capital was $40,040,046, consisting of $40,000,000 from Limited Partners for 400,000 Units and $40,046 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002, pursuant to unanimous approval by the Independent General Partners in 1999. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004, meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.

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

At December 31, 2003 and 2002, the investment portfolio included private company investments totaling $5,282,394 and $6,225,942, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $100,001 and $26,376 at December 31, 2003 and 2002, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2003 and 2002, was $15,338,777 and $22,445,400, respectively. At
December 31, 2003 and 2002, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2003           2002
                                      ------------   ------------
Unrealized appreciation               $   182,963   $    708,843
Unrealized depreciation                (9,132,984)   (16,289,417)
                                       ----------     ----------
Net unrealized depreciation           $(8,950,021)  $(15,580,574)
                                       ==========     ==========

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2003, 2002 and 2001, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

New Accounting Pronouncement
----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'" SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.


2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 2003, 2002 and 2001, related party costs were as follows:

                                           2003        2002       2001
                                         --------    --------   --------
Management fees                        $  166,618  $  168,151 $  233,047
Independent General Partners'
 compensation                              40,000      45,500     45,560
Reimbursable operating expenses:
  Administrative, investor
   services and professional fees       1,729,101   1,916,990  1,023,410
  Investment operations                   475,213     417,330    346,440
  Computer services                       107,480     149,179    200,959

Management fees are 1 percent per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $78,622 and $11,413 and were included in due to related parties at December 31, 2003 and 2002, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. At December 31, 2003 and 2002, amounts due to related parties for such expenses were $618,929 and $9,866, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002, the Managing General Partners billed the Partnership $89,786, $13,285 and $9,964 for operating expenses incurred during 2001, 2000 and prior years, respectively.

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

The Partnership has a payable of $334,938 to an affiliated Partnership for the funding of an investment that was allocated between the Partnerships.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Individual General Partner meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $371,570 and is being amortized over the remaining expected employment period. During 2003 and 2002, the partnership recognized $78,790 and $14,474 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options whose exercise price exceeded the current market value.

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

Marketable Equity Securities
----------------------------

At December 31, 2003 and 2002, marketable equity securities had aggregate costs of $1,843,114 and $1,844,774, respectively, and aggregate fair market values of $727,973 and $369,111, respectively. The net unrealized losses at December 31, 2003 and 2002, included gross gains of $102,754 and $22,809, respectively.

Restricted Securities
---------------------

At December 31, 2003 and 2002, restricted securities had aggregate costs of $13,028,196 and $19,761,161, respectively, and aggregate fair market values of $5,425,851 and $6,458,857, respectively, representing 47.5 percent and 66.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2003 are as follows:

Acusphere, Inc.
---------------

In April and June of 2003, the Partnership funded convertible secured notes of $537,267 and $144,622, respectively. In September 2003, Acusphere shares were subject to a reverse split, which converted the Partnership's 556,337 Preferred shares and convertible notes receivable into 181,683 common shares with a cost value of $1,725,614. On October 8, 2003, Acusphere conducted an initial public offering which priced at $14 per share. The Partnership's Acusphere shares are subject to a 180-day lock-up period.

Avalon Vision Solutions, Inc.
-----------------------------

In December 2003, the Partnership recognized proceeds of $117,734 from Avalon Vision Solutions, Inc. to retire it's notes receivable, including accrued interest. The proceeds are recorded as an other receivable, as the funds were not received until subsequent to year end. The
Partnership recorded a realized loss of $85,020.

Capital Valley Ventures
-----------------------

In September 2003, the Partnership issued a secured non-recourse promissory note for $100,794 to the company with an interest rate of 4.25 percent. The note and accrued interest are due in September 2013. A $50,794 equity investment, which includes interest of $794, made in March 2002 was converted to debt and represents approximately half of this note.

CareCentric Solutions, Inc.
---------------------------

On September 4, 2003, the company held a Special Meeting at which shareholders approved a merger with an investor group that had the effect of taking CareCentric private. The company has ceased reporting as a public company and its shares no longer trade on any exchange.

CellzDirect, Inc.
-----------------

In October 2003, the Partnership purchased 867,213 Series B preferred shares of the company for $335,000.

Innergy Power Corporation
-------------------------

In July 2003, the Partnership elected not to exercise a common stock warrant and wrote off the value of the warrant for a realized loss of $3,000. In August 2003, the Partnership received 9,760 Series C Preferred shares in lieu of $19,520 in accrued interest on a $244,000 promissory note due on December 31, 2003.

Impres Medical Inc.
-------------------

In August 2003, the Partnership issued a $315,344 convertible unsecured note to the company with an interest rate of 8% and a maturity date of June 2004. Warrants were also issued in conjunction with the note.

Periodontix, Inc.
-----------------

In September 2003, the Partnership wrote off its entire investment in Periodontix, Inc. for a realized loss of $937,327. In 2001, Periodontix, Inc.'s assets were acquired by Demegen, Inc., a publicly traded company in the pharmaceuticals industry. In 2003, Demegen was unsuccessful in efforts to raise additional capital and in April 2003 terminated its registration under Section 42(g) of the Securities Exchange Act of 1934 by filing a Form 15 with the SEC. The Partnership expects no return on its initial investment.

Pharmadigm, Inc.
----------------

In December 2003, the Partnership wrote off its entire investment in the company, realizing a loss of $1,304,396. The Partnership expects no return in its investment after the company's two lead investors forced a cramdown in the last round of financing and other investors, including the Partnership, elected not to participate.

Pherin Pharmaceuticals, Inc.
----------------------------

In March 2003, the Partnership wrote off its entire investment of $200,000 after Pherin Pharmaceuticals, Inc. ceased domestic operations. The Partnership does not expect any return on its investment.

Prolinx, Inc.
-------------

Prolinx, Inc. filed for bankruptcy in March 2003. The Partnership is unlikely to receive any proceeds from the liquidation and in March 2003 wrote off its entire investment in the company for a realized loss of $3,761,101.

Resolution Sciences Corporation
-------------------------------

Resolution Sciences Corporation filed for bankruptcy in February 2003. The Partnership is unlikely to receive any proceeds from the liquidation and in March 2003 wrote off its entire investment in the company for a realized loss of $1,188,393.


Tessera Technologies, Inc. (formerly Tessera, Inc.)
---------------------------------------------------

In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies, Inc. The reorganization was intended to position the company for an initial public offering. On September 4, 2003, Tessera Technologies, Inc. filed a registration statement for a public offering. Under an agreement between Tessera Technologies and the Partnership, Tessera allowed the Partnership to sells its shares in the initial public offering on November 13, 2003. The Partnership liquidated its entire investment for proceeds of $6,853,652 and a realized gain of $6,297,152.

Virage, Inc.
------------

In October 2003, the Partnership liquidated its investment in Virage, Inc. for proceeds of $1,571 and a realized loss of $89.

WorldRes.com, Inc.
------------------

During the third quarter of 2003, WorldRes.com, Inc. repaid a convertible note issued by the Partnership. The Partnership received $150,867, including accrued interest on the note.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2003, the Partnership received no stock distributions. Total cash distributions of $115,249, were received from O,W&W Pacrim Investments Limited, El Dorado Ventures III, L.P. and Spectrum Equity Investors, L.P. These distributions were recorded as realized gains.

In the year ended December 31, 2003, the Partnership recorded a $71,693 decrease in fair value, primarily as a result of the above activity and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

5.  Subsequent Event
    ----------------

Subsequent to the year ended December 31, 2003, RedCell, Inc. notified the Partnership that it would repay $222,513 in notes receivable previously written off. That amount includes accrued interest through February 2004. In 1994, the Partnership purchased Series B Preferred shares in RedCell and two years later funded convertible notes receivable. RedCell was subsequently acquired by another company, and the new entity changed its name to ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In 1998, the Partnership determined that any recovery on its investment, including the notes, was unlikely and wrote off its entire investment. In 2001, the remaining RedCell entity made a partial repayment of the notes receivable and issued new notes for the remainder. In February 2004, RedCell sold ConjuChem shares it had acquired in the acquisition in order to repay its remaining notes in full. The repayment to the Partnership will be reported in the first quarter 2004 financial statements as income from investments previously written off. The Partnership expects no further recovery on this investment.



6.  Net (Increase) Decrease in Unrealized Depreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net (increase) decrease in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     2003          2002           2001
                                    ------        ------         ------
S>

Unrealized depreciation
 from cost of marketable
 equity securities               $(1,115,141)  $(1,475,663)   $ (142,707)

Unrealized depreciation
 from cost of non-marketable
 equity securities                (7,602,345)  (13,302,304)   (7,417,463)
                                  ----------    ----------     ---------
Unrealized depreciation
 from cost at end of year         (8,717,486)  (14,777,967)   (7,560,170)

Unrealized depreciation
 from cost at beginning
 of year                         (14,777,967)   (7,560,170)   (8,356,277)
                                  ----------    ----------     ---------
Net (increase) decrease in
 unrealized depreciation
 of equity investments           $ 6,060,481   $(7,217,797)   $  796,107
                                  ==========    ==========     =========


7.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2003          2002
                                              ------        ------
Balance, beginning of year                   $36,858     $   86,920

Notes receivable written off                 (85,020)    (5,446,528)
Increase in accrued interest                   2,221         10,453
Net decrease in unrealized
 depreciation of notes receivable             86,539      5,386,013
                                              ------      ---------
Balance, end of year                         $40,598     $   36,858
                                              ======      =========

The interest rate on notes receivable at December 31, 2003, was 8.00 percent. All notes and accrued interest are due 2004.

8.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2003 and 2002, consisted of:

                                               2003                2002
                                             --------            --------
Demand accounts                            $  299,797          $  814,726
Money market accounts                       4,504,543             935,258
                                            ---------           ---------
  Total                                    $4,804,340          $1,749,984
                                            =========           =========

9.  Short-Term Borrowings
    ---------------------

In December 2001, the Partnership borrowed $1,200,000 from a commercial financial institution and pledged $1,200,000 in cash as collateral for the note. The 2001 note and accrued interest of $11,038 were repaid on March 15, 2002.




10. Distributions
    -------------

There was a $1,770,540 tax distribution to the General Partners during 2003.

11. Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. As of December 31, 2003 the Partnership had no such commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

12. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                   2003          2002          2001
                                  ------        ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $19.84        $35.55        $52.46

Loss from investment
 operations:
  Net investment loss               (.48)        (5.04)        (5.03)
  Net realized and unrealized
   gain (loss) on investments        .59        (14.40)       (11.49)
                                   -----        ------        ------
  Total from investment
   operations                        .11        (19.44)       (16.52)
                                   -----        ------        ------
Net asset value, end of period    $19.95        $16.11       $ 35.94
                                   =====        ======        ======

Total return                         .55%       (54.69)%      (31.49)%

Ratios to average net assets:

 Net investment (gain) loss        (2.74)%      (19.52)%      (11.38)%

 Expenses                          35.68%        28.80%        14.00%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of December 31, 2003, the General Partners have a negative capital balance of $1,779,243. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  March 15, 2004    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President, Chief Executive Officer,
                                Chief Financial Officer and
                                Chairman of Technology Funding Inc.
                                and Managing General Partner of
                                Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 15, 2004
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Venture Partners V, L.P.     4:48 PM     03/16/04
(a Delaware limited partnership)

Page 1 of 53
Technology Funding Venture Partners V, L.P.
(a Delaware limited partnership)