Form 10-Q
period 2004-05-12
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2004-05-12
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------
ASSETS

Equity investments (cost of
 $14,981,151 and $14,871,310 at
 March 31, 2004, and December 31,
  2003, respectively)                        $ 6,349,126      $ 6,153,824
Notes receivable, net (cost of
 $102,569 and $101,494 at March 31,
 2004, and December 31, 2003,
 respectively)                                    41,028           40,598
                                              ----------       ----------
     Total investments                         6,390,154        6,194,422

Cash and cash equivalents                      3,785,550        4,804,340
Prepaid expenses                                 258,623          278,316
Other receivable                                     248          117,734
Other assets                                       6,806            9,455
Due from related parties                          75,662               --
                                              ----------       ----------
     Total assets                            $10,517,043      $11,404,267
                                              ==========       ==========



BALANCE SHEETS (unaudited) (continued)
-------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    18,439      $    41,510
Due to related parties                                --          697,551
Other liabilities                                  3,000               --
                                              ----------       ----------
     Total liabilities                            21,439          739,061

Commitments and contingencies
       (See Note 7)

Partners' capital
 Limited Partners                             13,181,209       13,349,116
  (400,000 Units outstanding)
 General Partners                             (2,685,605)      (2,683,909)
                                              ----------       ----------
Total partners' capital                       10,495,604       10,665,207
                                              ----------       ----------
     Total liabilities and partners' capital $10,517,043      $11,404,267
                                              ==========       ==========




















See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or       March 31, 2004        December 31, 2003
Industry                                   Shares at     -----------------       -----------------
(1)                          Investment    March 31,    Cost         Fair        Cost        Fair
Company            Position     Date         2004       Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------

Biomedical
----------
0.6% and 0.5% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Celera Genomics   Common
  Group           shares        2000        4,065 $   141,000   $   58,983 $   141,000  $   56,544
                                                   ----------    ---------  ----------   ---------
                                                      141,000       58,983     141,000      56,544
                                                   ----------    ---------  ----------   ---------

Biotechnology
-------------
2.8% and 2.8% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
  (a) (b)         shares        2003    1,837,974  $  710,001      284,000     710,001     284,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Applied
 NeuroSolutions,  Common
 Inc. (a)         shares        1993       31,057     250,000        9,006     250,000       9,317
                                                   ----------    ---------  ----------   ---------
                                                      960,001      293,006     960,001     293,317
                                                   ----------    ---------  ----------   ---------

Communications
--------------
0.6% and 3.4% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
iVillage,         Common        1996-
 Inc.             shares        2000            0  $       --           --     301,403     297,538
Worldres.com,     Common        1997-
 Inc. (a) (b)     shares        2001      222,063   1,059,652       66,619   1,059,652      66,619
Worldres.com,     Convertible
 Inc. (a) (b)     note (2)      2002     $136,000           0            0           0           0
                                                   ----------    ---------  ----------   ---------
                                                    1,059,652       66,619   1,361,055     364,157
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806  $   35,560            0      35,560           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806            0       1,806           0
                                                   ----------    ---------  ----------   ---------
                                                       37,366            0      37,366           0
                                                   ----------    ---------  ----------   ---------

High Tech/Financial
-------------------
4.0% and 2.6% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
VenCore Solutions,
 LLC  (a) (b)     LLC Units     2002      625,000  $  625,000      250,000     625,000     250,000
VenCore Solutions,
 LLC  (a) (b)     Bridge loan   2004     $150,000     150,000      150,000          --          --
VenCore Solutions,LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975           0      24,975
                                                   ----------    ---------  ----------   ---------
                                                      775,000      424,975     625,000     274,975
                                                   ----------    ---------  ----------   ---------

Industrial/Business Automation
------------------------------
7.6% and 6.5% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
CheckTech
 Financial
 Corporation      Common
 (a) (b)          units         2004       50,000  $   50,000       20,000          --          --


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CheckTech
 Financial
 Corporation      Preferred
 (a) (b)          Shares        2004      200 000     200,000       80,000          --          --
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035      522,574   2,727,035     522,574
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0       4,201           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      518,427           0            0           0           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     255,819      179,073     250,952     175,666
                                                   ----------    ---------  ----------   ---------
                                                    3,237,055      801,647   2,982,188     698,240
                                                   ----------    ---------  ----------   ---------

Information Technology
----------------------
2.1% and 2.1% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
KeyEye
 Communications,  Preferred
 Inc. (a) (b)     shares        2002    3,142,856 $   550,000      220,000     550,000     220,000
                                                   ----------    ---------  ----------   ---------
                                                      550,000      220,000     550,000     220,000
                                                   ----------    ---------  ----------   ---------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical
-------
41.9% and 39.0% at March 31, 2004, and December 31, 2003, respectively
----------------------------------------------------------------------
Acusphere, Inc.   Common        1995-
 (a)              shares        2003      181,683  $1,725,608    1,441,200   1,725,608   1,196,385
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718        2,088     206,718       1,960
Endocare, Inc.    Common        1996-
 (b)              shares        1999       49,764     163,874       91,044     163,874     100,001
Impres Medical,   Preferred
 Inc.(a) (b)      shares        2002    1,071,429     742,500      300,000     742,500     300,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500            0       7,500           0
Impres Medical,   Unsecured
 Inc.(a) (b)      note (2)      2003      315,344     330,270      132,108     323,893     129,558

Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      230,621     285,023     307,492
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      179,920     390,000     179,920
Valentis, Inc.    Common        1994-
                  shares        2002       23,866     908,970      140,079     908,970      64,439
                                                   ----------    ---------  ----------   ---------
                                                    7,485,285    4,399,844   7,478,908   4,162,539
                                                   ----------    ---------  ----------   ---------
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.8% and 0.8% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd (a) Partnership
                  interests    various   $150,000  $   76,436       38,218      76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       11,998     212,460      11,998
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082        9,429     398,082       9,429
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      23,907
                                                   ----------    ---------  ----------   ---------
                                                      735,792       84,052     735,792      84,052
                                                   ----------    ---------  ----------   ---------

Total equity investments 60.4% and 57.7% at
 March 31, 2004, and December 31, 2003,
 respectively                                      14,981,151    6,349,126  14,871,310   6,153,824
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Notes Receivable, Net
---------------------
Capital Valley    Secured note,
 Ventures           4.28%       2003     $100,794     102,569       41,028     101,494      40,598
                                                   ----------    ---------  ----------   ---------
Total notes receivable 0.4% and 0.4% at
 March 31, 2004, and December 31, 2003,            ----------    ---------  ----------   ---------
 respectively                                         102,569       41,028     101,494      40,598
                                                   ----------    ---------  ----------   ---------
Total investments - 60.9% and 58.1% at
 March 31, 2004, and December 31, 2003,
 respectively                                     $15,083,720   $6,390,154 $14,972,804  $6,194,422
                                                   ==========    =========  ==========   =========

Legend and footnotes:

--  No investment held at end of period.

0	 Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 03/31/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 8.25 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              2004           2003
                                           ---------      ---------
Investment income:
 Notes receivable interest                 $  12,319    $    23,935
 Short-term interest income                    6,804          2,547
                                             -------      ---------
   Total investment income                    19,123         26,482

Investment expenses:
 Management fees                              25,866         24,848
 Individual General Partners' compensation    10,625         10,000
 Investment operations                       219,955        216,461
 Administrative and investor services        433,027        823,650
 Professional fees                            20,529         88,899
 Computer services                            29,554         27,650
 Interest expense                                  7             --
                                             -------      ---------
   Total investment expenses                 739,563      1,191,508
                                             -------      ---------
Net investment loss                         (720,440)    (1,165,026)
                                             -------      ---------
Realized loss from investment
 write-offs                                       --     (5,149,494)
Net realized gain from sales
 of equity investments                       243,510             --
Realized gain from recovery of
 investments previously written off          222,513             --
                                             -------      ---------
Net realized income (loss)                   466,023     (5,149,494)
                                             -------      ---------
Decrease (increase) in unrealized
 depreciation:
  Equity investments                          85,461      4,823,596
  Notes receivable                              (645)        (5,204)
                                             -------      ---------
Net decrease in unrealized
  depreciation                                84,816      4,818,392
                                             -------      ---------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Other income                                      --        193,830
                                             -------      ---------
Net decrease in partners'
 capital resulting from operations         $(169,601)   $(1,302,298)
                                             =======      =========

Net decrease in partners'
 capital resulting from operations
 per Unit                                  $    (.42)   $     (3.22)
                                             =======      =========






























See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2004              2003
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations        $ (169,601)      $(1,302,298)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized gain from sales
  of equity investments                     (243,510)               --
 Realized gain from recovery of
  investment previously written off         (222,513)               --
 Realized loss from investment
  write-offs                                      --         5,149,494
 Net decrease in unrealized
  Depreciation of equity investments         (85,461)       (4,823,596)
 Net change in operating assets and
  liabilities:
 Unrealized depreciation of
  notes receivable                               645             5,204
 Accrued interest on notes
  receivable                                 (12,319)          (23,935)
 Other receivables                           117,486           580,468
 Prepaid expenses                             19,693            19,695
 Accounts payable
  and accrued expenses                       (23,071)           (4,781)
 Due to/from related parties, net           (773,214)          118,254
 Other changes, net                            5,649           192,405
                                           ---------         ---------
Net cash used by operating activities     (1,386,216)          (89,090)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                544,913                --
 Purchase of equity investments             (400,000)               --
 Proceeds from recovery of investments
  previously written off                     222,513                --
                                           ---------         ---------
  Net cash provided by investing
   activities                                367,426                --
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (1,018,790)          (89,090)

Cash and cash equivalents at
 beginning of year                         4,804,340         1,749,984
                                           ---------         ---------
Cash and cash equivalents
 at March 31                              $3,785,550       $ 1,660,894
                                           =========         =========






















See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2004, and December 31, 2003, was $15,445,168 and $15,338,777,
respectively. At March 31, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2004          2003
                                      -----------    -----------
Unrealized appreciation               $    58,043    $   182,963
Unrealized depreciation                (8,794,897)    (9,132,984)
                                        ---------      ---------
Net unrealized depreciation           $(8,736,854)   $(8,950,021)
                                        =========      =========

New Accounting Pronouncements
-----------------------------

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position. The Partnership has provided additional disclosure with respect to a guarantee by the Partnership in Note 11 to the Financial Statements.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2004 and 2003, were as follows:

                                              2004           2003
                                            --------       --------
Management fees                              $ 25,866   $   24,848
Reimbursable operating expenses               409,843    1,004,619
Individual General Partners' compensation      10,625       10,000

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $75,662 due from related parties at March 31, 2004, and $618,929 due to related parties at December 31, 2003, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $1,551 and $78,622 at March 31, 2004, and December 31, 2003, respectively, which are included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $4,990.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2004, the Partnership has recognized expense of $19,693. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.



Marketable Equity Securities
----------------------------

At March 31, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $1,541,711 and $1,843,114, respectively, and aggregate market values of $429,330 and $727,973, respectively. The net unrealized losses at March 31, 2004, and December 31, 2003, included gross gains of $17,940 and $102,754, respectively.

Restricted Securities
---------------------

At March 31, 2004, and December 31, 2003, restricted securities had aggregate costs of $13,439,440 and $13,028,196, respectively, and aggregate fair values of $5,919,796 and $5,425,851, respectively, representing 56.3 percent and 47.5 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2004, are as follows:

CheckTech Financial Corporation
-------------------------------

In February 2004, the Partnership purchased 50,000 common Units at a cost of $50,000 and 200,000 Series A Preferred shares at a cost of $200,000.

iVillage, Inc.
--------------

The Partnership sold its entire investment in the company for proceeds of $544,913, realizing a gain of $243,510.

RedCell, Inc. (subsequently ConjuChem, Inc.)
--------------------------------------------

The Partnership received $222,513 for payment of notes receivable from the company that had been written off in 1998. The payment was recorded as a realized gain. Prior to 1998, RedCell was acquired by another company, and the new entity was renamed ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In February 2004, the remaining RedCell entity sold ConjuChem shares it had acquired in the acquisition to repay its remaining notes in full.



VenCore Solutions, LLC
----------------------

In March 2004, the Partnership issued a $150,000 Convertible Unsecured Notes Receivable with an interest rate of 10%. The note is due in October 2004.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2004          2003
                                               --------      --------
Balance at January 1                            $40,598       $36,858
Change in interest receivable                     1,075         6,507
Net change in unrealized depreciation
 of notes receivable                               (645)       (5,204)
                                                 ------        ------
Balance at March 31                             $41,028       $38,161
                                                 ======        ======

The interest rate on the note receivable at March 31, 2004, was 4.28 percent. The note is due in October 2004.


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2004, and December 31, 2003, consisted of:

                                                  2004           2003
                                                --------       --------
Demand accounts                               $  624,268     $  299,797
Money market accounts                          3,161,282      4,504,543
                                               ---------      ---------
 Total                                        $3,785,550     $4,804,340
                                               =========      =========

7.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2004, the Partnership had unfunded equity commitments of $447,475.

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










8.    Financial Highlights
      --------------------

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                             2004          2003
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $19.93       $16.04

Loss from investment
 operations:
  Net investment loss                        (1.79)       (2.40)
  Net realized and unrealized
   (loss) gain on investments                 1.38        (0.82)
                                             -----        -----
  Total from investment
   operations                                (0.41)       (3.22)
                                             -----        -----
Net asset value, end of period              $19.52       $12.82
                                             =====        =====
Total return                                 (2.04)%     (20.09)%

Ratios to average net assets:
 Net investment loss                         (9.04)%     (16.66)%

 Expenses                                     9.37%       20.64%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of March 31, 2004 and December 31, 2003, the General Partners had a negative capital balance of $2,685,605 and $2,683,909, respectively. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
During the three months ended March 31, 2004, net cash used by operating activities totaled $1,386,216. The Partnership paid management fees of $106,039 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,097,235. In addition, $10,625 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $296,607. The Partnership received interest income of $6,804.
During the three months ended March 31, 2004, the Partnership funded equity investments of $400,000. At March 31, 2004, the Partnership had commitments to fund additional investments totaling $447,475.

Cash and cash equivalents at March 31, 2004, were $3,785,550. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $169,601 for the three months ended March 31, 2004, compared to a net decrease in partners' capital resulting from operations of $1,302,298 for the same period in 2003.

During the quarter ended March 31, 2004, there were no write-offs. During the same period in 2003, the Partnership wrote off its investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. These totaled $200,000, $3,761,101 and $1,188,393, respectively.

Net unrealized depreciation on equity investments was $8,632,085 and $8,717,486 at March 31, 2004, and December 31, 2003, respectively. During the quarter ended March 31, 2004, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $85,461, compared to a decrease in unrealized depreciation of $4,823,596 during 2003. The decrease in depreciation in 2004 was primarily attributable to the publicly traded price of Acusphere, Inc. The change in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation.

Other income of $0 and $193,830 was recognized during the quarter ended March 31, 2004 and 2003, respectively.

Total investment expenses were $739,563 for the quarter ended March 31, 2004, compared to $1,191,508 for the same period in 2003. Decreased professional fees related to expenses related to a legal proceeding which was partially offset by decreased management fees and computer service costs.

Net unrealized depreciation on notes receivable was $61,541 and $60,896 at March 31, 2004, and December 31, 2003, respectively. During the quarter ended March 31, 2004, there was an increase in unrealized depreciation of notes receivable of $645. During the same period in 2003, the Partnership recorded an increase in unrealized depreciation of $5,204.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 4.   Controls and Procedures

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

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2004.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 13, 2004      By:       /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership)