Form 10-Q
period 2004-08-12
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2004-08-12
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                2004              2003
                                             -----------       ------------
ASSETS

Equity investments (cost of
 $14,814,171 and $14,871,310 at
 June 30, 2004, and December 31,
  003, respectively)                         $ 6,592,804      $ 6,153,824
Notes receivable, net (cost of
 $103,645 and $101,494 at June 30,
 2004, and December 31, 2003,
 respectively)                                    41,458           40,598
                                              ----------       ----------
     Total investments                         6,634,262        6,194,422

Cash and cash equivalents                        511,007        4,804,340
Prepaid expenses                                 238,931          278,316
Other receivable                                      --          117,734
Due from related parties, net                  1,148,288               --
Other assets                                       3,970            9,455
                                              ----------       ----------
     Total assets                            $ 8,536,458      $11,404,267
                                              ==========       ==========



BALANCE SHEETS (unaudited) (continued)
-------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $     4,106      $    41,510
Due to related parties                                --          697,551
Other liabilities                                 13,768               --
                                              ----------       ----------
     Total liabilities                            17,874          739,061

Commitments and contingencies
       (See Note 8)

Partners' capital
 Limited Partners                             11,223,959       13,349,116
  (400,000 Units outstanding)
 General Partners                             (2,705,375)      (2,683,909)
                                              ----------       ----------
Total partners' capital                        8,518,584       10,665,207
                                              ----------       ----------
     Total liabilities and partners' capital $ 8,536,458      $11,404,267
                                              ==========       ==========




















See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or      June 30, 2004          December 31, 2003
Industry                                   Shares at    -----------------        -----------------
(1)                          Investment     June 30,    Cost         Fair        Cost        Fair
Company            Position     Date         2004       Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------

Biomedical
----------
0.5% and 0.5% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Celera Genomics   Common
 Group            shares        2000        4,065 $   141,000   $   46,788 $   141,000  $   56,544
                                                   ----------    ---------  ----------   ---------
                                                      141,000       46,788     141,000      56,544
                                                   ----------    ---------  ----------   ---------

Biotechnology
-------------
3.4% and 2.8% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
 (a) (b)         shares         2003    1,837,974  $  710,001      284,000     710,001     284,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Applied
 NeuroSolutions,  Common
 Inc. (a)         shares        1993       31,057     250,000        6,522     250,000       9,317
                                                   ----------    ---------  ----------   ---------
                                                      960,001      290,522     960,001     293,317
                                                   ----------    ---------  ----------   ---------

Communications
--------------
1.5% and 3.4% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2004       20,000  $  110,776      127,000     301,403     297,538
WorldRes.com,     Common        1997-
 Inc. (a) (b)     shares        2001            0           0            0   1,059,652      66,619
WorldRes.com,     Convertible
 Inc. (a) (b)     note (2)      2002            0           0            0           0           0
                                                   ----------    ---------  ----------   ---------
                                                      110,776      127,000   1,361,055     364,157
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806  $   35,560            0      35,560           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806            0       1,806           0
                                                   ----------    ---------  ----------   ---------
                                                       37,366            0      37,366           0
                                                   ----------    ---------  ----------   ---------

High Tech/Financial
-------------------
5.2% and 2.6% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
VenCore Solutions,
 LLC  (a) (b)     LLC Units     2002      625,000  $  625,000      250,000     625,000     250,000
VenCore Solutions,
 LLC  (a) (b)     Bridge loan   2004     $150,000     153,792      153,792          --          --
VenCore Solutions,LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975           0      24,975
VenCore Solutions,LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2009 2004       45,000           0       17,982          --          --
                                                   ----------    ---------  ----------   ---------
                                                      778,792      446,749     625,000     274,975
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
9.2% and 6.5% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
CheckTech
 Financial
 Corporation      Common
 (a) (b)          units         2004       50,000  $   50,000       20,000          --          --
CheckTech
 Financial
 Corporation      Preferred
 (a) (b)          Shares        2004      200,000     200,000       80,000          --          --
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035      522,574   2,727,035     522,574
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0       4,201           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      518,427           0            0           0           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     232,390      162,673     250,952     175,666
                                                   ----------    ---------  ----------   ---------
                                                    3,213,626      785,247   2,982,188     698,240
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.4% and 2.1% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165 $ 1,050,000      375,632     550,000     220,000
                                                   ----------    ---------  ----------   ---------
                                                    1,050,000      375,632     550,000     220,000
                                                   ----------    ---------  ----------   ---------

Medical
-------
46.4% and 39.0% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
Acusphere, Inc.   Common        1995-
 (a)              shares        2003      181,683  $1,725,608    1,162,771   1,725,608   1,196,385
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718        1,936     206,718       1,960
Endocare, Inc.    Common        1996-
 (b)              shares        2004       51,114     167,999       64,122     163,874     100,001
Impres Medical,   Preferred
 Inc.(a) (b)      shares        2002    1,071,429     742,500      300,000     742,500     300,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500            0       7,500           0

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Impres Medical,   Unsecured
 Inc.(a) (b)      note (2)      2003      315,344     336,648      134,660     323,893     129,558
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      230,621     285,023     307,492
Sanarus Medical,  Preferred
 Inc.(a) (b)      shares        1999      260,000     390,000      179,920     390,000     179,920
Valentis, Inc.    Common        1994-
                  shares        2002            0          --           --     908,970      64,439
                                                   ----------    ---------  ----------   ---------
                                                    6,586,818    3,956,814   7,478,908   4,162,539
                                                   ----------    ---------  ----------   ---------

Retail/Consumer Products
------------------------
5.6% and 0.0% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------

Dakota Arms       Preferred
 Inc. (a) (b)     shares        2004    1,000,000   1,000,000      400,000          --          --
Dakota Holdings   LLC
 LLC  (a) (b)     units         2004      200,000     200,000       80,000          --          --
                                                   ----------    ---------  ----------   ---------
                                                    1,200,000      480,000          --          --
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
1.0% and 0.8% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd (a) Partnership
                  interests    various   $150,000  $   76,436       38,218      76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       11,998     212,460      11,998
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082        9,429     398,082       9,429
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      23,907
                                                   ----------    ---------  ----------   ---------
                                                      735,792       84,052     735,792      84,052
                                                   ----------    ---------  ----------   ---------

Total equity investments - 77.4% and 57.7% at
 June 30, 2004, and December 31, 2003,
 respectively                                      14,814,171    6,592,804  14,871,310   6,153,824
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Notes Receivable, Net
---------------------
Capital Valley    Secured note,
 Ventures           4.28%       2003     $100,794     103,645       41,458     101,494      40,598
                                                   ----------    ---------  ----------   ---------

Total notes receivable 0.5% and 0.4% at
 June 30, 2004, and December 31, 2003,             ----------    ---------  ----------   ---------
 respectively                                         103,645       41,458     101,494      40,598
                                                   ----------    ---------  ----------   ---------

Total investments 77.9% and 58.1% at
 June 30, 2004, and December 31, 2003,
 respectively                                     $14,917,816   $6,634,262 $14,972,804  $6,194,422
                                                   ==========    =========  ==========   =========



STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Legend and footnotes:

--  No investment held at end of period.

0	 Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/04 and 12/31/03.

(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 10.0 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months            For the Six Months
                                                 Ended June 30,                 Ended June 30,
                                            ------------------------        ----------------------
                                              2004            2003            2004          2003
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest               $    16,003     $   33,504      $    28,322    $   57,439
 Short-term interest income                    3,341          2,470           10,145         5,017
                                           ---------      ---------        ---------     ---------
   Total investment income                    19,344         35,974           38,467        62,456

Investment expenses:
 Management fees                              25,113         21,881           50,979        46,729
 Individual General Partners' compensation    13,000         10,003           23,625        20,003
 Investment operations                        84,894         76,677          304,849       293,138
 Administrative and investor services        325,764        392,693          758,791     1,216,343
 Professional fees                            22,195         42,289           42,724       131,188
 Computer services                            94,677         31,855          124,231        59,505
 Interest expense                                 10             --               17            --
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 565,653        575,398        1,305,216     1,766,906
                                           ---------      ---------        ---------     ---------
Net investment loss                         (546,309)      (539,424)      (1,266,749)   (1,704,450)
                                           ---------      ---------        ---------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                              (1,059,653)            --       (1,059,653)   (5,149,494)
 Realized gain from dissenters' rights
  action                                          --      2,353,809               --     2,353,809
 Net realized loss from sales
  of equity investments, net                (781,071)            --         (537,561)           --
 Realized gain from recovery of
  investments previously written off              --             --          222,513            --
 Realized gain from venture capital
  limited partnership investments                 --        113,263               --       113,263
                                           ---------      ---------        ---------     ---------
Net realized (loss) income                (1,840,724)     2,467,072       (1,374,701)   (2,682,422)
                                           ---------      ---------        ---------     ---------
Decrease (increase) in unrealized
 depreciation:
  Equity investments                         410,658       (993,624)         496,119     3,829,972
  Notes receivable                              (646)         1,077           (1,291)       (4,127)
                                           ---------      ---------        ---------     ---------
Net decrease (increase) in
 unrealized depreciation                     410,012       (992,547)         494,828     3,825,845
                                           ---------      ---------        ---------     ---------

Other income                                      --             --               --       193,830
                                           ---------      ---------        ---------     ---------
Net (decrease) increase in partners'
 capital resulting from operations       $(1,977,021)    $  935,101      $(2,146,622)   $ (367,197)
                                           =========      =========        =========     =========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                $     (4.89)    $     2.31      $     (5.31)   $    (0.91)
                                           =========      =========        =========     =========

See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ------------------------------------
                                              2004              2003
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $(2,146,622)       $ (367,197)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
  Net realized loss from sales
   of equity investments                     537,561                --
  Realized gain from recovery of
   investment previously written off        (222,513)               --
  Realized gain from venture capital
   limited partnership investments                --          (113,263)
  Realized loss from investment
   write-offs                              1,059,653         5,149,494
  Realized gain from dissenters'
   rights action                                  --        (2,353,809)
  Net decrease in unrealized
   depreciation of equity investments       (496,119)       (3,829,972)
  Net change in operating assets and
   liabilities:
   Unrealized depreciation of
    notes receivable                           1,291             4,127
   Accrued interest on notes
    receivable                                  (135)          (49,515)
   Other receivable                       (1,083,191)          758,057
   Prepaid expenses                           39,385            39,390
   Accounts payable
    and accrued expenses                     (37,404)           (7,319)
   Due to/from related parties, net         (644,914)          126,723
   Other changes, net                         19,253           194,315
                                           ---------         ---------
Net cash used by operating activities     (2,973,755)         (448,969)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                672,810                --
 Distributions from venture capital
  limited partnership investments                 --           113,263
 Purchase of equity investments           (2,214,901)         (681,889)
 Proceeds from recovery of investments
  previously written off                     222,513                --
                                           ---------         ---------
  Net cash used by investing
   activities                             (1,319,578)         (568,626)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (4,293,333)       (1,017,595)

Cash and cash equivalents at
 beginning of year                         4,804,340         1,749,984
                                           ---------         ---------
Cash and cash equivalents
 at June 30                              $   511,007        $  732,389
                                           =========         =========

Supplemental Schedule of Non-Cash Activities:

 Conversion of equity investments to
  other receivables resulting from
  dissenters' rights action              $        --        $2,910,308
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2004, and December 31, 2003, was $14,084,130 and $15,338,777,
respectively. At June 30, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,    December 31,
                                          2004          2003
                                      -----------    -----------
Unrealized appreciation               $    85,760    $   182,963
Unrealized depreciation                (7,677,419)    (9,132,984)
                                        ---------      ---------
Net unrealized depreciation           $(7,591,659)   $(8,950,021)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2004 and 2003, were as follows:

                                              2004           2003
                                            --------       --------
Management fees                              $ 50,979   $   46,729
Reimbursable operating expenses               671,422    1,510,958
Individual General Partners' compensation      23,625       20,003

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $52,637 due to related parties at June 30, 2004, and $618,929 due to related parties at December 31, 2003, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $8,371 and $78,622 at June 30, 2004, and December 31, 2003, respectively, which are included in due from related parties, net.

As of June 30, 2004 and December 31, 2003, the Partnership has a due from related party receivable of $1,200,926 and $0, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $3,869.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2004, the Partnership has recognized expense of $118,162. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.
4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $3,267,325 and $1,843,114, respectively, and aggregate market values of $1,592,101 and $727,973, respectively. The net unrealized losses at June 30, 2004, and December 31, 2003, included gross gains of $17,940 and $102,754, respectively.

Restricted Securities
---------------------

At June 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $11,546,846 and $13,028,196, respectively, and aggregate fair values of $5,000,703 and $5,425,851, respectively, representing 58.2 percent and 47.5 percent, respectively, of the total assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended June 30, 2004, are as follows:

Dakota Arms, Inc.
-----------------

In April 2004, the Partnership purchased 1,000,000 shares of Series B Preferred at a cost of $1,000,000.

Dakota Holdings, LLC
--------------------

In June 2004, the Partnership purchased 200,000 LLC Units at a cost of
$200,000.

CheckTech Financial Corporation
-------------------------------

In February 2004, the Partnership purchased 50,000 common Units at a cost of $50,000 and 200,000 Series A Preferred shares at a cost of $200,000.


Endocare, Inc.
--------------

In May 2004, the Partnership exercised a common stock warrant and purchased 1,350 common shares at a cost of $4,125.

iVillage Inc.
-------------

In March 2004, the Partnership sold its entire investment in the company for proceeds of $544,913, realizing a gain of $243,510. In May 2004, the Partnership repurchased 20,000 common shares at a cost of $110,776.

KeyEye Communications, Inc.
---------------------------

In May 2004, the Partnership purchased 2,223,309 Series B Preferred shares at a cost of $500,000.

RedCell, Inc. (subsequently ConjuChem, Inc.)
--------------------------------------------

In February 2004, the Partnership received $222,513 for payment of notes receivable from the company that had been written off in 1998. The payment was recorded as a realized gain. Prior to 1998, RedCell was acquired by another company, and the new entity was renamed ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In February 2004, the remaining RedCell entity sold ConjuChem shares it had acquired in the acquisition to repay its remaining notes in full.

VenCore Solutions, LLC
----------------------

In March 2004, the Partnership issued a $150,000 convertible unsecured notes receivable with an interest rate of 10%. The note is due in October 2004. In conjunction with the Notes Receivable purchase, a Series A Warrant was also issued.

WorldRes.com, Inc.
------------------

In June 2004, the Partnership wrote off its entire investment in WorldRes.com for a realized loss of $1,059,653. In 2003, WorldRes.com and three large European hotel chains created a joint venture, WorldRes Europe, to market European hotels online. WorldRes.com and WorldRes Europe are in the process of selling the consumer Web site, PlacestoStay.com, and most of the company's operations will now be based in Europe. Proceeds from the transaction are expected to be used to restructure the company and pay its vendors and existing noteholders. The Partnership expects no return in its investment.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

5.     Subsequent Events
       -----------------

In August, 2004 the Partnership sold 42,058 shares of Acusphere Inc., for total gross proceeds of $254,602, with an expected realized gain of $43,639.

6.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2004          2003
                                               --------      --------
Balance at January 1                            $40,598       $36,858
Change in interest receivable                     2,151         5,160
Net change in unrealized depreciation
 of notes receivable                             (1,291)       (4,127)
                                                 ------        ------
Balance at June 30                              $41,458       $37,891
                                                 ======        ======

The interest rate on the note receivable at June 30, 2004, was 4.28 percent. The note is due in October 2004.


7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2004, and December 31, 2003, consisted of:

                                                  2004           2003
                                                --------       --------
Demand accounts                               $  297,372     $  299,797
Money market accounts                            213,635      4,504,543
                                               ---------      ---------
 Total                                        $  511,007     $4,804,340
                                               =========      =========

8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2004, the Partnership had unfunded equity commitments of $501,250.

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


9.    Financial Highlights
      --------------------

                                 For The Six Months Ended June 30,
                                 -----------------------------------
                                             2004          2003
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $19.86       $16.09

Loss from investment operations:
 Net investment loss                         (3.14)       (4.22)
 Net realized and unrealized
  (loss) gain on investments                 (2.19)        3.31
                                             -----        -----
 Total from investment
  operations                                 (5.33)       (0.91)
                                             -----        -----
Net asset value, end of period              $14.53       $15.18
                                             =====        =====
Total return                                (26.29)%      (5.65)%

Ratios to average net assets:
 Net investment loss                        (18.23)%     (26.98)%

 Expenses                                    18.98%       28.25%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2004 and 2003, the General Partners had a negative capital balance of $2,705,375 and $3,434,912, respectively. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

During the six months ended June 30, 2004, net cash used by operating activities totaled $2,973,755. The Partnership paid management fees of $121,230 to the Managing General Partners and reimbursed related parties for other investment expenses of $2,310,023. In addition, $23,625 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $557,210. The Partnership received interest income of $38,333.

During the six months ended June 30, 2004, the Partnership funded equity investments of $2,214,901. At June 30, 2004, the Partnership had commitments to fund additional investments totaling $501,250.

Cash and cash equivalents at June 30, 2004, were $511,007. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,977,021 for the quarter ended June 30, 2004, compared to a net increase in partners' capital resulting from operations of $935,101 for the same period in 2003.

During the quarter ending June 30, 2003, the Partnership recorded a gain of $2,353,809 as a result of filing dissenters' rights. In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies. The reorganization was intended to position the company for an initial public offering when favorable market conditions return. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera in May 2003. As a result, the Partnership recorded a receivable of $2,910,308, representing the $556,499 cost of the investment and the gain of $2,353,809. There were no similar gains recorded during the quarter ending June 30, 2004.

Net unrealized depreciation on equity investments was $8,221,367 and $8,717,486 at June 30, 2004, and December 31, 2003, respectively. During the quarter ended June 30, 2004, and June 30, 2003, the Partnership recorded decreases in net unrealized depreciation on equity investments of $410,658 and $993,624, respectively. The decrease in depreciation in 2004 was primarily attributable to the write-off of WorldRes.com Inc. The change in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation.

Total investment expenses were $565,653 for the quarter ended June 30, 2004, compared to $575,398 for the same period in 2003. Decreased administrative and investor services related to a investment monitoring which was partially offset by increased management fees and computer service costs.

Net unrealized depreciation on notes receivable was $62,187 and $60,896 at June 30, 2004, and December 31, 2003, respectively. During the quarter ended June 30, 2004, there was an increase in unrealized depreciation of notes receivable of $646. During the same period in 2003, the Partnership recorded an decrease in unrealized depreciation of $1,077.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $2,146,622 for the six months ended June 30, 2004, compared to a net decrease in partners' capital resulting from operations of $367,197 for the same period in 2003.

During the six months ended June 30, 2003, the Partnership wrote off its investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation. These totaled $200,000, $3,761,101 and $1,188,393, respectively. During the same period in 2004, the Partnership wrote off its investment in WorldRes.com, Inc., that totaled $1,059,653.

During the six months ending June 30, 2003, the Partnership recorded a gain of $2,353,809 as a result of filing dissenters' rights. In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies. The reorganization was intended to position the company for an initial public offering when favorable market conditions return. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera in May 2003. As a result, the Partnership recorded a receivable of $2,910,308, representing the $556,499 cost of the investment and the gain of $2,353,809. There were no similar gains recorded during the six months ending June 30, 2004.

Net unrealized depreciation on equity investments was $8,221,367 and $8,717,486 at June 30, 2004, and December 31, 2003, respectively. During the six months ended June 30, 2004, the Partnership recorded a decrease in net unrealized depreciation on equity investments and notes receivable of $494,828 compared to an increase in unrealized depreciation of $3,825,845 during 2003. The change in 2004 was primarily attributable to a net increase in the fair value of portfolio companies in the medical and biotechnology industries The decrease in depreciation in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation.

Other income of $193,830 was recognized during the six months ended June 30, 2003. This was the result of a settlement between Kanematsu
Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. There was no such income in 2004.

Total investment expenses were $1,305,216 for the six months ended June 30, 2004, compared to $1,766,906 for the same period in 2003. Decreased administrative and investor service costs were offset by increased professional fees related to the Kanematsu legal proceeding.

During the six months ended June 30, 2004, the Partnership recorded no realized gains from venture capital limited partnership investments. During the same period in 2003, there were gains of $113,263.

During the six months ended June 30, 2004 and 2003, interest income was $38,467 and $62,456, respectively. The decrease was primarily the result of reduced cash balances.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended June 30, 2004. Pursuant to the Securities and Exchange Commission's Release No. 34-43069, "Commission Guidance on Mini-Tender Offers and Limited Partnership Tender Offers," effective July 31, 2000, the Partnership is obligated to respond to such offers with a recommendation to the Limited Partners. On July 2, 2004, the Partnership filed the letter sent to Limited Partners regarding a mini-tender offer for Limited Partnership units under Item 5, Other Events.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 12, 2004   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership)