Form 10-Q
period 2004-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2004-11-22
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                        September 30,      December 31,
                                            2004              2003
                                        -------------      ------------
ASSETS

Equity investments (cost of
 $13,740,896 and $14,871,310 at
 September 30, 2004, and
 December 31,2003, respectively)         $ 5,870,330      $ 6,153,824
Notes receivable, net (cost of
 $104,732 and $101,494 at
 September 30, 2004, and
 December 31, 2003, respectively)             41,893           40,598
                                          ----------       ----------
     Total investments                     5,912,223        6,194,422

Cash and cash equivalents                  1,109,905        4,804,340
Prepaid expenses                             219,239          278,316
Other receivable                                  --          117,734
Due from related parties, net                337,419               --
Other assets                                  12,510            9,455
                                          ----------       ----------
     Total assets                        $ 7,591,296      $11,404,267
                                          ==========       ==========



BALANCE SHEETS (unaudited) (continued)
-------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    14,590      $    41,510
Due to related parties                            --          697,551
Other liabilities                             11,771               --
                                          ----------       ----------
     Total liabilities                        26,361          739,061

Commitments and contingencies
       (See Note 7)

Partners' capital
 Limited Partners                         10,279,846       13,349,116
  (400,000 Units outstanding)
 General Partners                         (2,714,911)      (2,683,909)
                                          ----------       ----------
Total partners' capital                    7,564,935       10,665,207
                                          ----------       ----------
     Total liabilities and
      partners' capital                  $ 7,591,296      $11,404,268
                                          ==========       ==========




















See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or      September 30, 2004       December 31, 2003
Industry                                 Shares at      ------------------       -----------------
(1)                          Investment  September 30   Cost         Fair        Cost        Fair
Company            Position     Date       2004         Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------

Biomedical
----------
0.6% and 0.5% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Celera Genomics   Common
 Group            shares        2000        4,065 $   141,000   $   47,520 $   141,000  $   56,544
                                                   ----------    ---------  ----------   ---------
                                                      141,000       47,520     141,000      56,544
                                                   ----------    ---------  ----------   ---------

Biotechnology
-------------
4.1% and 2.8% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------

CellzDirect,      Preferred     2002-
 Inc. (a) (b)     shares        2004    2,029,232  $  783,883      313,553     710,001     284,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Applied
 NeuroSolutions,  Common
 Inc. (a)         shares        1993            0          --           --     250,000       9,317
                                                   ----------    ---------  ----------   ---------
                                                      783,883      313,553     960,001     293,317
                                                   ----------    ---------  ----------   ---------

Communications
--------------
2.2% and 3.4% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
iVillage          Common        1996-
 Inc.             shares        2004       27,500  $  152,401      165,000     301,403     297,538
WorldRes.com,     Common        1997-
 Inc. (a) (b)     shares        2001            0           0            0   1,059,652      66,619
WorldRes.com,     Convertible
 Inc. (a) (b)     note (2)      2002            0           0            0           0           0
                                                   ----------    ---------  ----------   ---------
                                                      152,401      165,000   1,361,055     364,157
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806  $   35,560            0      35,560           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806            0       1,806           0
                                                   ----------    ---------  ----------   ---------
                                                       37,366            0      37,366           0
                                                   ----------    ---------  ----------   ---------

High Tech/Financial
-------------------
5.2% and 2.6% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
VenCore Solutions,
 LLC  (a) (b)     LLC Units     2002      625,000  $  625,000      250,000     625,000     250,000
VenCore Solutions,
 LLC  (a) (b)     Bridge loan   2004     $150,000     157,625       63,050          --          --
VenCore Solutions,
 LLC  (a) (b)     Bridge loan   2004     $100,000     101,250       40,500          --          --
VenCore Solutions,LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500           0       24,975           0      24,975
VenCore Solutions,LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2009 2004       45,000           0       17,982          --          --
                                                   ----------    ---------  ----------   ---------
                                                      883,875      396,507     625,000     274,975
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
10.3% and 6.5% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
CheckTech
 Financial
 Corporation      Common
 (a) (b)          units         2004       50,000  $   50,000       20,000          --          --
CheckTech
 Financial
 Corporation      Preferred
 (a) (b)          Shares        2004      200,000     200,000       80,000          --          --
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035      522,574   2,727,035     522,574
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201            0       4,201           0
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      457,428           0            0           0           0
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     219,519      153,663     250,952     175,666
                                                   ----------    ---------  ----------   ---------
                                                    3,200,755      776,237   2,982,188     698,240
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
5.6% and 2.1% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165 $ 1,050,000      420,000     550,000     220,000
                                                   ----------    ---------  ----------   ---------
                                                    1,050,000      420,000     550,000     220,000
                                                   ----------    ---------  ----------   ---------

Medical
-------
42.4% and 39.0% at September 30, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------------
Acusphere, Inc.   Common        1995-
 (a)              shares        2003       25,300  $  240,290      158,379   1,725,608   1,196,385
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
CareCentric.
 Solutions,       Common
 Inc.             shares        1999       25,810     206,718        1,936     206,718       1,960
Endocare, Inc.    Common        1996-
 (b)              shares        2004       51,114     167,999       69,772     163,874     100,001
Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,583,422      636,369     742,500     300,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500            0       7,500           0

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Impres Medical,   Unsecured
 Inc.(a) (b)      note (2)      2003            0          --           --     323,893     129,558
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      278,280     285,023     307,492
Sanarus Medical,  Preferred     1999-
 Inc.(a) (b)      shares        2004      260,488     390,049      179,940     390,000     179,920
Valentis, Inc.    Common        1994-
                  shares        2002            0          --           --     908,970      64,439
                                                   ----------    ---------  ----------   ---------
                                                    5,605,823    3,207,460   7,478,908   4,162,539
                                                   ----------    ---------  ----------   ---------

Retail/Consumer Products
------------------------
6.1% and 0.0% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------

Dakota Arms,      Preferred
 Inc. (a) (b)     shares        2004      571,430   1,000,001      400,001          --          --
Dakota Holdings,  LLC
 LLC  (a) (b)     units         2004      150,000     150,000       60,000          --          --
                                                   ----------    ---------  ----------   ---------
                                                    1,150,001      460,001          --          --
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
1.1% and 0.8% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
CVM Equity        Ltd.
 Fund IV, Ltd (a) Partnership
                  interests    various   $150,000  $   76,436       38,218      76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       11,998     212,460      11,998
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082        9,429     398,082       9,429
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      23,907
                                                   ----------    ---------  ----------   ---------
                                                      735,792       84,052     735,792      84,052
                                                   ----------    ---------  ----------   ---------

Total equity investments 77.6% and 57.7% at
 September 30, 2004, and December 31, 2003,
 respectively                                      13,740,896    5,870,330  14,871,310   6,153,824
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Notes Receivable, Net
---------------------
Capital Valley    Secured note,
 Ventures           4.28%       2003     $100,794     104,732       41,893     101,494      40,598
                                                   ----------    ---------  ----------   ---------

Total notes receivable 0.6%
 and 0.4% at September 30, 2004,
 and December 31, 2003, respectively               ----------    ---------  ----------   ---------
                                                      104,732       41,893     101,494      40,598
                                                   ----------    ---------  ----------   ---------

Total investments 78.2% and 58.1% at
 September 30, 2004, and
 December 31, 2003, respectively                  $13,845,628   $5,912,223 $14,972,804  $6,194,422
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

(c)	Represents the total fair value of a particular industry segment as a percentage of partners' capital at 09/30/04 and 12/31/03.

(d)	The Partnership has no income-producing equity investments
     except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 10.0 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months            For the Nine Months
                                               Ended September 30,            Ended September 30,
                                            ------------------------        ----------------------
                                              2004            2003            2004          2003
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest               $    14,854     $   41,036      $    43,176    $   98,475
 Short-term interest income                      354            369           10,499         5,386
                                           ---------      ---------        ---------     ---------
   Total investment income                    15,208         41,405           53,675       103,861

Investment expenses:
 Management fees                              20,191         24,233           71,170        70,961
 Individual General Partners' compensation     7,000         10,000           30,625        30,003
 Investment operations                        87,769         79,239          392,618       372,366
 Administrative and investor services        429,194        321,434        1,187,985     1,539,891
 Professional fees                            24,040         84,964           66,764       214,051
 Computer services                            11,849         21,054          136,080        80,559
 Interest expense                                 12             --               29            --
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 580,055        540,924        1,885,271     2,307,831
                                           ---------      ---------        ---------     ---------
Net investment loss                         (564,847)      (499,519)      (1,831,596)   (2,203,970)
                                           ---------      ---------        ---------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                                      --     (3,294,136)      (1,059,653)   (6,089,821)
 Net realized loss from sales
  of equity investments                     (768,616)            --       (1,306,179)           --
 Realized gain from recovery of
  investments previously written off              --             --          222,513            --
 Realized gain from venture capital
  limited partnership investments             29,667          1,986           29,667       115,249
                                           ---------      ---------        ---------     ---------
Net realized loss                           (738,949)    (3,292,150)      (2,113,652)   (5,974,572)
                                           ---------      ---------        ---------     ---------
Decrease (increase) in unrealized
 depreciation:
  Equity investments                         350,801      8,174,654          846,920    12,004,626
  Notes receivable                              (652)       (66,010)          (1,943)      (70,137)
                                           ---------      ---------        ---------     ---------
Net decrease in unrealized
 depreciation                                350,149      8,108,644          844,977    11,934,489
                                           ---------      ---------        ---------     ---------

Other income                                      --         50,050               --       243,880
                                           ---------      ---------        ---------     ---------
Net (decrease) increase in partners'
 capital resulting from operations       $  (953,647)    $4,367,025      $(3,100,271)   $3,999,827
                                           =========      =========        =========     =========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                $     (2.36)    $     2.13      $     (7.67)   $     1.41
                                           =========      =========        =========     =========

See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                           ---------------------------
                                              2004              2003
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $(3,100,271)       $3,999,827

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
  Net realized loss from sales
   of equity investments                   1,306,179                --
  Realized gain from recovery of
   investments previously written off       (222,513)               --
  Realized gain from venture capital
   limited partnership investments           (29,667)         (115,249)
  Realized loss from investment
   write-offs                              1,059,653         6,089,821
  Net decrease in unrealized
   depreciation of equity investments       (846,920)      (12,004,626)
  Net change in operating assets and
   liabilities:
    Unrealized depreciation of
     notes receivable                          1,943            70,137
    Accrued interest on notes
     receivable                                2,291           (53,593)
    Other receivable                         117,734           770,359
    Prepaid expenses                          59,077            59,095
    Accounts payable
     and accrued expenses                    (26,920)          (12,977)
    Due to/from related parties, net      (1,034,970)           89,492
    Other changes, net                         8,716           195,930
                                           ---------         ---------
Net cash used by operating activities     (2,705,668)         (911,784)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                              1,639,510                --
 Issue of secured notes receivable                --           (50,000)
 Distributions from venture capital
  limited partnership investments             29,667           115,249
 Repayment of notes receivable                    --           136,000
 Purchase of equity investments           (2,880,457)       (1,016,753)
 Proceeds from recovery of investments
  previously written off                     222,513                --
                                           ---------         ---------
  Net cash used by investing
   activities                               (988,767)         (815,504)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                         (3,694,435)       (1,727,287)

Cash and cash equivalents at
 beginning of year                         4,804,340         1,749,984
                                           ---------         ---------
Cash and cash equivalents
 at September 30                         $ 1,109,905        $   22,697
                                           =========         =========



















See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on income and loss for the periods presented. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2004, and December 31, 2003, was $14,211,944 and $15,338,777,
respectively. At September 30, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                     September 30,   December 31,
                                         2004           2003
                                     ------------    -----------
Unrealized appreciation               $   100,527    $   182,963
Unrealized depreciation                (8,280,249)    (9,132,984)
                                        ---------      ---------
Net unrealized depreciation           $(8,179,722)   $(8,950,021)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2004 and 2003, were as follows:

                                              2004           2003
                                            --------       --------
Management fees                             $ 71,170    $   70,961
Reimbursable operating expenses              815,599     1,903,645
Individual General Partners' compensation     30,625        30,003

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $145,031 due to related parties at September 30, 2004, and $618,929 due to related parties at December 31, 2003, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $6,730 and $78,622 at September 30, 2004, and December 31, 2003, respectively, which are included in due from related parties, net.

As of September 30, 2004 and December 31, 2003, the Partnership has a due from related party receivable of $482,450 and $0, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $3,869.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2004, the Partnership has recognized expense of $137,856. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.
4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $1,025,439 and $1,843,114, respectively, and aggregate market values of $651,114 and $727,973, respectively. The net unrealized losses at September 30, 2004, and December 31, 2003, included gross gains of $12,599 and $102,754, respectively.

Restricted Securities
---------------------

At September 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $12,715,457 and $13,028,196, respectively, and aggregate fair values of $5,219,216 and $5,425,851, respectively, representing 68.8 percent and 47.5 percent, respectively, of the total assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2004, are as follows:

Acusphere, Inc.
---------------

In the third quarter of 2004, the Partnership began liquidating its investment in the company. At September 30, 2004, the Partnership reported proceeds of $962,087 and recorded a realized loss of $523,230. Subsequent to the end of the third quarter, the Partnership sold its remaining shares in the company for total proceeds of $157,360 and recorded a realized loss of $82,938.

Applied NeuroSolutions, Inc.
----------------------------

In September 2004, the Partnership sold its entire investment in the company for proceeds of $4,613, realizing a loss of $245,387.


CellzDirect, Inc.
-----------------

In August 2004, the Partnership purchased 191,258 Series C Preferred shares at a cost of $73,882.

Dakota Arms, Inc.
-----------------

In April 2004, the Partnership purchased 571,430 Series B Preferred shares at a cost of $1,000,001.

Dakota Holdings, LLC
--------------------

In June 2004, the Partnership purchased 150,000 LLC Units at a cost of
$150,000.

CheckTech Financial Corporation
-------------------------------

In February 2004, the Partnership purchased 50,000 common Units at a cost of $50,000 and 200,000 Series A Preferred shares at a cost of $200,000.

Endocare, Inc.
--------------

In May 2004, the Partnership exercised a common stock warrant and purchased 1,350 common shares at a cost of $4,125.

Impres Medical, Inc.
--------------------

In August 2004, the company converted its unsecured notes receivable and interest to 378,802 Series B Preferred shares at a cost of $340,922. In August, the Partnership also purchased 555,555 Series B Preferred shares at a cost of $500,000.

iVillage Inc.
-------------

In March 2004, the Partnership sold its entire investment in the company for proceeds of $544,913, realizing a gain of $243,510. In May 2004 and July 2004, the Partnership repurchased 20,000 and 7,500 common shares at a cost of $110,776 and $41,625 respectively.


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

Sanarus Medical, Inc.
---------------------

In September 2004, the Partnership exercised a Series A Preferred warrant for 488 shares at a cost of $49.

Valentis, Inc.
--------------

In April 2004, the Partnership sold its entire investment in the company for proceeds of $127,897 and realized a loss of $781,072.

VenCore Solutions, LLC
----------------------

In March 2004, the Partnership issued a $150,000 convertible unsecured notes receivable with an interest rate of 10%. The note is due in October 2004. In conjunction with the Notes Receivable purchase, a Series A warrant was also issued. In August 2004, the Partnership issued a $100,000 convertible unsecured note receivable with an interest rate of 10%.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a cash distribution of $29,667, which was recorded as a realized gain. The Partnership did not record a decrease in fair value as a result of the above distribution.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2004          2003
                                               --------      --------
Balance at January 1                            $40,598      $ 36,858
Change in interest receivable                     3,238        12,167
Net change in unrealized depreciation
 of notes receivable                             (1,943)      (70,137)
                                                 ------        ------
Balance at September 30                         $41,893      $(21,112)
                                                 ======        ======

The interest rate on the note receivable at September 30, 2004, was 4.28 percent. The note is due in October 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2004, and December 31, 2003, consisted of:

                                                  2004           2003
                                                --------       --------
Demand accounts                               $  472,422     $  299,797
Money market accounts                            637,483      4,504,543
                                               ---------      ---------
 Total                                        $1,109,905     $4,804,340
                                               =========      =========

7.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2004, the Partnership had unfunded equity commitments of $175,000.

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

8.    Financial Highlights
      --------------------

                                 For The Nine Months Ended September 30,
                                 ---------------------------------------
                                             2004          2003
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $33.37       $33.29



Loss from investment operations:
 Net investment loss                         (4.53)       (0.72)
 Net realized and unrealized
  (loss) gain on investments                 (3.14)        2.13
                                             -----        -----
 Total from investment
  operations                                 (7.67)        1.41
                                             -----        -----
Net asset value, end of period              $25.70       $34.70
                                             =====        =====
Total return                                (22.99)%       4.23%

Ratios to average net assets:
 Net investment loss                        (15.35)%      (2.13)%

 Expenses                                    15.96%       16.97%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners' deficit. As of September 30, 2004 and December 31, 2003, the General Partners had a negative capital balance of $2,714,911 and $2,683,909, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement, assuming liquidation.

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

During the nine months ended September 30, 2004, net cash used by operating activities totaled $2,705,668. The Partnership paid management fees of $143,062 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,652,227. In addition, $30,625 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $935,691. The Partnership received interest income of $55,937.

During the nine months ended September 30, 2004, the Partnership funded equity investments of $2,880,457. At September 30, 2004, the Partnership had commitments to fund additional investments totaling $175,000.

Cash and cash equivalents at September 30, 2004, were $1,109,905. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $935,647 for the quarter ended September 30, 2004, compared to a net increase in partners' capital resulting from operations of $4,367,025 for the same period in 2003.

Net unrealized depreciation on equity investments was $7,870,566 and $8,717,486 at September 30, 2004, and December 31, 2003, respectively. During the quarter ended September 30, 2004 and September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $350,801 and $8,174,654, respectively. The decrease in depreciation in 2004 was primarily attributable to the write-off of WorldRes.com, Inc. The change in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation.

Total investment expenses were $580,055 for the quarter ended September 30, 2004, compared to $540,924 for the same period in 2003. The increase was primarily due to increased administrative and investor services, partially offset by decreased professional fees related to the conclusion of the Kanematsu legal proceedings.

Net unrealized depreciation on notes receivable was $62,839 and $60,896 at September 30, 2004, and December 31, 2003, respectively. During the quarter ended September 30, 2004, there was a decrease in unrealized depreciation of notes receivable of $652. During the same period in 2003, the Partnership recorded a decrease in unrealized depreciation of $66,010.

During the quarter ended September 30, 2004, the Partnership recorded a net realized gain from venture capital limited partnership investment of $29,667. In the same period in 2003, there were gains of $1,986.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $3,100,271 for the nine months ended September 30, 2004, compared to a net increase in partners' capital resulting from operations of $3,999,827 for the same period in 2003.

During the nine months ended September 30, 2003, the Partnership wrote off its investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc., Resolution Sciences Corporation, and Periodontix, Inc. These totaled $200,000, $3,761,101 and $1,188,393, $3,000 and $937,327, respectively. During the same period in 2004, the Partnership wrote off its investment in WorldRes.com, Inc., for a realized loss of $1,059,653.

During the nine months ending September 30, 2003, the Partnership recorded a gain of $2,353,809 after filing dissenters' rights in Tessera, Inc.'s reorganization. In January 2003, Tessera, Inc., closed a corporate reorganization under which Tessera, Inc., became a wholly owned subsidiary of Tessera Technologies, Inc. The reorganization was intended to position the company for an initial public offering when favorable market conditions return. The dissenters' rights provision of the California General Corporation Law allows any shareholder who does not wish to accept the consideration offered through a merger to have the "fair market value" of the investment determined by a state court. The Partnership filed a Summons and Complaint claiming dissenters' rights against Tessera in May 2003. As a result, the Partnership recorded a receivable of $2,910,308, representing the $556,499 cost of the investment and the gain of $2,353,809. There were no similar gains recorded during the nine months ending September 30, 2004.

Net unrealized depreciation on equity investments was $7,870,566 and $8,717,486 at September 30, 2004, and December 31, 2003, respectively. During the nine months ended September 30, 2004, the Partnership recorded a decrease in net unrealized depreciation on equity investments and notes receivable of $844,977, compared to a decrease in unrealized depreciation of $11,934,489 during 2003. The change in 2004 was primarily attributable to a net increase in the fair value of portfolio companies in the medical and biotechnology industries. The decrease in depreciation in 2003 was primarily attributable to the write-off of the Partnership's investments in Pherin Pharmaceuticals, Inc., Prolinx, Inc. and Resolution Sciences Corporation.

Other income of $193,830 was recognized during the nine months ended September 30, 2003. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. There was no such income in 2004.

Total investment expenses were $1,885,271 for the nine months ended September 30, 2004, compared to $2,307,831 for the same period in 2003. Decreased administrative and investor service costs and professional fees related to the Kanematsu legal proceedings were offset by increased investment operations.

During the nine months ended September 30, 2004, the Partnership recorded realized gains of $29,667 from venture capital limited partnership investments. During the same period in 2003, there were gains of $115,249.

During the nine months ended September 30, 2004 and 2003, interest income was $53,675 and $103,861, respectively. The decrease was primarily the result of reduced cash balances.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  November 22, 2004   By:  /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.
(a Delaware limited partnership)            11/22/2004  3:17 PM