Form 10-K
period 2004-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2005-03-23
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2004

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

The Registrant has no physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

No matters were voted on by the Limited Partners in 2004.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 2004, there were 6,658 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                              ------------------------------------------
                                       2004         2003         2002         2001         2000
                                      ------       ------       ------       ------       ------

Total investment income           $   63,848   $  126,774  $   163,645  $   443,273  $ 1,994,791
Net investment loss               (2,917,839)  (2,712,933)  (2,811,813)  (2,033,046)    (770,603)
Realized (loss) gain from
 sales of equity investments      (1,389,117)   6,212,043    1,432,231     (914,464)  17,309,822
Realized loss from
 investment write-offs            (1,059,653)  (7,394,217)  (5,446,528)  (4,909,913)    (693,782)
Realized gain from recovery
 of investments previously
 written off                         222,513           --           --      107,816           --
Net realized gain from
 venture capital limited
 partnership investments              29,667      115,249       27,832      330,123    1,183,654
Net realized loss on
 foreign currency                         --           --           --           --     (126,781)
Decrease (increase) in
 unrealized depreciation:
  Equity investments               1,542,519    6,060,481   (7,217,797)     796,107  (27,693,162)
  Notes receivable                    60,896       86,539    5,386,013      (52,415)  (5,481,033)
  Other income                             --      193,830      774,298           --           --

Net (decrease) increase in
 partners' capital resulting
 from operations                  (3,511,014)   2,560,991   (7,855,764)  (6,675,792) (16,271,885)

Net (decrease) increase in
 partners' capital resulting
 from operations per Unit              (8.69)         .10       (19.44)      (16.52)      (34.76)

Total assets                       7,238,297   11,404,267    9,940,904   19,109,600   27,637,794

Distributions declared                    --    1,770,540           --           --    1,935,574



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
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

During the year ended December 31, 2004, net cash used by operating activities totaled $3,365,990. The Partnership paid management fees of $173,580 to the Managing General Partners and reimbursed related parties for operating expenses of $2,845,863. In addition, $55,625 was paid to the Individual General Partners as compensation for their services. The Partnership paid interest of $47, other investment expenses of $301,738 and received interest income of $10,863.

In 2004, equity investments of $3,055,457 were funded to portfolio companies primarily in the medical, high tech/financial, Retail/Consumer Products and information technology industries. Proceeds from the sale of equity investments were $1,796,870, primarily related to the sale of Valentis, Inc and Acusphere, Inc shares. Cash distributions of $29,667 were received from venture capital limited partnership investments. In February 2004, the Partnership received $222,513 for payment of notes receivable from RedCell, Inc. that had been written off in 1998. At December 31, 2004, there were $50,000 unfunded commitments.

Cash and cash equivalents at December 31, 2004, were $431,943. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

2004 compared to 2003
---------------------

The net decrease in partners' capital resulting from operations was $3,511,014 compared to an increase of $2,560,991 for the years ended December 31, 2004 and 2003, respectively.

Unrealized depreciation on equity investments was $7,174,967 and $8,717,486 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the net decrease in unrealized depreciation of $1,542,519 was due to the write-off of WorldRes.com, Inc. and the sale of Applied Neurosolutions, Inc. and Acusphere, Inc. During the year ended December 31, 2003, the net decrease in unrealized depreciation of $6,060,481 was attributable to the write-off of investments in Prolinx, Inc., Resolution Sciences Corporation and Pharmadigm, Inc.

Unrealized depreciation on notes receivable investments was $0 and $60,896 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the net decrease in unrealized depreciation of notes receivable of $60,896 was mainly attributable to the conversion of notes receivable by Capital Valley Ventures to an equity investment. During 2003, the Partnership recorded a decrease in unrealized depreciation of notes receivable of $86,539, primarily related to the payment of notes receivable by Avalon Vision Solutions, Inc.

Net realized loss from sales of equity investments during the year ended December 31, 2004, was $1,389,117, primarily related to the sales of Valentis, Inc, Acusphere, Inc, and Applied NeuroSolutions, Inc. During 2003, net realized gain from sales of equity investments totaled $6,212,043, primarily the result of the Partnership's sale of its shares in Tessera Technologies, Inc.

Other income was $193,830 for the year ended December 31, 2003.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership, representing the settlement on the disputed legal fees.

Investment expenses were $2,981,687 and $2,839,708 for 2004 and 2003, respectively.

During 2004, the Partnership recorded realized losses from investment write-offs of $1,059,653, which represents the Partnership's total investment in WorldRes.com, Inc. During 2003, the Partnership recorded a realized loss from investment write-offs totaling $7,394,217, which represents the Partnership's investments in Resolution Sciences Corporation, Innergy Power Corporation, Periodontix, Inc., Pherin Pharmaceuticals, Inc., Pharmadigm, Inc. and Prolinx, Inc.

Net realized gain from venture capital limited partnerships totaled $29,667 and $115,249 in 2004 and 2003, respectively. The gains represented distributions from profits of venture capital limited partnerships.

In 2004, the Partnership received a $222,513 payment from RedCell, Inc., (subsequently ConjuChem, Inc.) for notes receivable that were previously written off.

Interest income was $63,848 and $126,774 for the years ended
December 31, 2004 and 2003, respectively. The decrease was primarily the result of decreased short-term investments.

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

Other income was $193,830 for the year ended December 31, 2003.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership, representing the settlement on the disputed legal fees.

Investment expenses were $2,839,708 and $2,975,458 for 2003 and 2002, respectively. In 2002, the Managing General Partners billed the Partnership $113,035 for operating expenses incurred during 2001 and prior years. Had these expenses been billed in the prior years, the investment expenses for 2002 would have been $2,862,423. The change from 2003 to 2002 is primarily attributable to decreased administrative and investment service costs, partially offset by increased professional fees.

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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site.

Audit Committee
---------------

As of December 31, 2004, the Independent General Partners had established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole consisted of all of the Independent General Partners for each Technology Funding partnership with John W. Muncaster acting as liaison with the Managing General Partners. On March 11, 2005, the Independent General Partners restructured the Audit Committee of the Whole. An Audit Committee was established whereby Harry E. Kitch, an Independent General Partner, will serve as Audit Committee Chairman and the remaining two Independent General Partners will serve as Audit Committee members. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee and the Audit Committee of the Whole did not have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2004, the Partnership incurred $91,361 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for each attended meeting of the Individual General Partners and committees thereof. For the year ended December 31, 2004, $55,625 of such fees were incurred. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Individual General Partners.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $72,202 and $68,926 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2004 and 2003, respectively.


Tax Fees
--------

The Partnership paid aggregate fees of approximately $19,857 and $15,888 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2004 and 2003, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

The Partnership did not pay any fees to Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2004 and 2003, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis.
Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2004.


                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------  ---------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

                 Report of Independent Registered Public Accounting Firm
                  as of December 31, 2004 and 2003, and for the three years in the period ended December 31, 2004
                                Balance Sheets as of December 31, 2004 and 2003
                  Statements of Investments as of
                   December 31, 2004 and 2003
                  Statements of Operations for the years
                   ended December 31, 2004, 2003 and 2002
                  Statements of Partners' Capital for the years
                   ended December 31, 2004, 2003 and 2002
                  Statements of Cash Flows for the years
                   ended December 31, 2004, 2003 and 2002
                  Notes to Financial Statements

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

            (3)  Exhibits

                  14.1  Code of Ethics for the Registrant
                  31.1  Section 302 Sarbanes-Oxley Certifications
                  32.1  Section 906 Sarbanes-Oxley Certifications

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To the Partners of
     Technology Funding Venture Partners V,
      an Aggressive Growth Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2004 and 2003. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital, and its cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico																						/S/GRANT THORNTON LLP
March 11, 2005

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               2004           2003
                                              ------         ------
ASSETS

Investments:
 Equity investments (cost basis of
  $13,772,437 and $14,871,310 for
  2004 and 2003, respectively)           $ 6,597,470    $ 6,153,824
 Notes receivable, net, (cost basis
  of $0 and $101,494 for 2004
  and 2003, respectively)                         --         40,598
                                          ----------      ---------
     Total investments                     6,597,470      6,194,422

Cash and cash equivalents                    431,943      4,804,340
Prepaid expenses                             199,547        278,316
Other receivable                                  --        117,734
Other assets                                   9,337          9,455
                                          ----------      ---------
     Total assets                        $ 7,238,297    $11,404,267
                                          ==========      =========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    21,951     $   41,510
Due to related parties, net                   50,383        697,551
Other accrued liabilities                     11,771             --
                                          ----------      ---------
     Total liabilities                        84,105        739,061

Commitments and contingencies
  See Note 10

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                             7,154,192     10,665,206
                                          ----------      ---------
     Total liabilities and
      partners' capital                  $ 7,238,297    $11,404,267
                                          ==========      =========




The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or     December 31, 2004     December 31, 2003
Industry                                   Shares at     ------------------    -----------------
(1)                          Investment  December 31,    Cost        Fair       Cost       Fair
Company            Position     Date        2004         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----
Equity Investments
------------------

Biomedical
----------
0.8% and 0.5% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Celera Genomics   Common
  Group           shares        2000        4,065 $   141,000   $   55,894  $  141,000  $   56,544

                                                   ----------    ---------  ----------  ----------
                                                      141,000       55,894     141,000      56,544
                                                   ----------    ---------  ----------  ----------

Biotechnology
-------------
4.4% and 2.8% at December 31, 2004 and 2003, respectively
---------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
  (a) (b)         shares        2004    2,029,232     783,883      313,553     710,001     284,000
Applied
 NeuroSolutions,
 Inc. (formerly
 Hemoxymed,       Common
 Inc.) (a)        shares        1993           --          --           --     250,000       9,317
                                                   ----------    ---------  ----------   ---------
                                                      783,883      313,553     960,001     293,317
                                                   ----------    ---------  ----------  ----------
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Communications
--------------
2.4% and 3.4% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
iVillage          Common
 Inc.             shares        2004       27,500     152,401      169,950     301,403     297,538
Worldres.com,     Common        1997-
 Inc. (a) (b)     shares        2001           --          --           --   1,059,652      66,619
                                                   ----------    ---------  ----------  ----------
                                                      152,401      169,950   1,361,055     364,157
                                                   ----------    ---------  ----------  ----------

Environmental
-------------
0.0% and 0.0% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,        Common
 Inc.(a)          shares        1999        1,806      35,560           --      35,560          --
Triangle          Common
 Biomedical       share warrants
 Sciences,        at $28.00;
 Inc.(a)          expiring 2009 1999        1,806       1,806           --       1,806          --
                                                   ----------    ---------  ----------  ----------
                                                       37,366           --      37,366          --
                                                   ----------    ---------  ----------  ----------

High Tech/Financial
-------------------
7.0% and 2.6% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Vencore Solutions
 LLC  (a) (b)     LLC Units     2002      625,000     625,000      250,000     625,000     250,000



STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Vencore Solutions
 LLC  (a) (b)     Bridge Loan   2004     $425,000     444,347      177,738          --          --
Vencore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2007 2002       62,500          --       24,975          --      24,975
Vencore Solutions LLC Unit
 LLC  (a) (b)     warrants
                  at $0.001;
                  expiring 2009 2004      127,500          --       50,949          --          --
                                                   ----------    ---------  ----------  ----------
                                                    1,069,347      503,662     625,000     274,975
                                                   ----------    ---------  ----------  ----------
Industrial/Business Automation
------------------------------
10.7% and 6.5% at December 31, 2004 and 2003, respectively
----------------------------------------------------------
CheckTech
 Financial
 Corporation      Common
 (a) (b)          Units         2004       50,000      50,000       20,000          --          --
CheckTech
 Financial
 Corporation      Preferred
 (a) (b)          Shares        2004      200,000     200,000       80,000          --          --
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035      522,574   2,727,035     522,574
Innergy Power
 Corporation      Common        2001-
 (a) (b)          shares        2002       18,818       4,201           --       4,201          --
Innergy Power     Common and
 Corporation      Preferred share
  (a) (b)         warrants at
                  $.60-$12.50;
                  expiring      1997-
                  2003-2006     2001      457,427          --           --          --          --

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Innergy Power
 Corporation      Convertible
  (a) (b)         note (2)      2001     $244,000     205,885      144,119     250,952     175,666
                                                   ----------    ---------  ----------  ----------
                                                    3,187,121      766,693   2,982,188     698,240
                                                    ----------    ---------  ----------  ----------

Information Technology
----------------------
5.9% and 2.1% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165   1,050,000      420,000     550,000     220,000
                                                   ----------    ---------  ----------  ----------
                                                    1,050,000      420,000     550,000     220,000
                                                   ----------    ---------  ----------  ----------
Medical
-------
41.7% and 39.0% at December 31, 2004 and 2003, respectively
-----------------------------------------------------------
Acusphere, Inc.   Common        1995-
 (a)              shares        2003           --          --           --   1,725,608   1,196,385
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
CareCentric.      Common
 Solutions, Inc.  shares        1999       25,810     206,718        1,936     206,718       1,960
Endocare, Inc.    Common        1996-
 (b)              shares        2004       51,114     167,992      127,786     163,874     100,001
Impres Medical    Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,583,422      636,369     742,500     300,000
Impres Medical,   Common share
 Inc.(a) (b)      warrants
                  at $1.00;
                  expiring
                  2007          2002      214,285       7,500           --       7,500          --


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Impres Medical    Unsecured
 Inc.(a) (b)      note (2)      2003           --          --           --     323,893     129,558
Physiometrix,     Common        1996-
 Inc.             shares        2000      139,769     285,023      152,348     285,023     307,492
Sanarus Medical,  Preferred     1999-
 Inc.(a) (b)      shares        2004      260,488     390,049      179,940     390,000     179,920
Valentis, Inc.    Common        1994-
                  shares        2002           --          --           --     908,970      64,439
                                                   ----------    ---------  ----------  ----------
                                                    5,365,526    2,981,163   7,478,908   4,162,539
                                                   ----------    ---------  ----------  ----------
Retail/Consumer Products
------------------------
17.6% and 0.0% at December 31, 2004 and 2003, respectively
----------------------------------------------------------
Dakota Arms,
 Inc. (a) (b)     Preferred
                  shares        2004      571,430   1,000,001    1,000,003          --          --
Dakota Holdings,  LLC
 LLC  (a) (b)     units         2004      150,000     150,000      262,500          --          --
                                                   ----------    ---------  ----------  ----------
                                                    1,150,001    1,262,503          --          --
                                                   ----------    ---------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
1.7% and 0.8% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Capital Valley
 Ventures (a)     LLC units       2004    100,000     100,000       40,000          --          --
CVM Equity        Ltd.
 Fund IV, Ltd (a) Partnership
                  interests    various   $150,000      76,436       38,218      76,436      38,218
El Dorado         Ltd.
 Ventures III,    Partnership
 L.P. (a)         interests    various   $250,000     212,460       11,998     212,460      11,998

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
O,W&W Pacrim      Ltd.
 Investments      Partnership
 Limited (a)      interests    various       $400       1,000          500       1,000         500
Spectrum Equity   Ltd.
 Investors,       Partnership
 L.P.(a)          interests    various   $500,000     398,082        9,429     398,082       9,429
Trinity Ventures  Ltd.
 IV, L.P. (a)     Partnership
                  interests    various   $175,006      47,814       23,907      47,814      23,907
                                                   ----------    ---------  ----------  ----------
                                                      835,792      124,052     735,792      84,052
                                                   ----------    ---------  ----------  ----------
Total equity investments - 92.2% and 57.7% at
 December 31, 2004 and 2003, respectively          13,772,437    6,597,470  14,871,310   6,153,824
                                                   ----------    ---------  ----------  ----------

Notes Receivable, Net
---------------------
Capital Valley    Secured note,
 Ventures           4.28%       2003     $     --          --           --     101,494      40,598
                                                   ----------    ---------  ----------  ----------

Total notes receivable - 0.0% and 0.4% at
 December 31, 2004 and 2003, respectively                  --           --     101,494      40,598
                                                   ----------    ---------  ----------  ----------

Total investments - 92.2% and 58.1% at
 December 31, 2004 and 2003, respectively         $13,772,437   $6,597,470 $14,972,804 $ 6,194,422
                                                   ==========    =========  ==========  ==========

Legend and footnotes:

--  No investment held at end of period.
0	 Investment active with a carrying value or fair value of zero.
(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 4.28 percent to 10.00 percent.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2004           2003           2002
                               ------         ------         ------
Investment income:
 Notes receivable
  interest                 $   52,985    $   117,580    $    97,572
 Short-term investment
  interest                     10,863          9,194         66,073
                            ---------      ---------      ---------
  Total investment
   income                      63,848        126,774        163,645

Investment expenses:
 Management fees               91,361        166,618        168,151
 Independent General
  Partners' compensation       55,625         40,000         45,500
 Administrative and
  investor services         1,925,418      1,845,003      2,027,856
 Investment operations        644,568        483,957        440,160
 Professional fees             92,316        196,649        131,577
 Computer services            172,352        107,480        149,179
 Interest expense                  47             --         13,035
                            ---------      ---------      ---------
  Total investment
   expenses                 2,981,687      2,839,707      2,975,458
                            ---------      ---------      ---------
Net investment loss        (2,917,839)    (2,712,933)    (2,811,813)
                            ---------      ---------      ---------

 Realized (loss) gain
  from sales of equity
  investments              (1,389,117)     6,212,043      1,432,231
 Realized loss from
  investment write-offs    (1,059,653)    (7,394,217)    (5,446,528)
 Realized gain from
  recovery of investments
  previously written off      222,513             --             --
 Net realized gain from
  venture capital limited
  partnership investments      29,667        115,249         27,832
                            ---------      ---------      ---------
Net realized (loss)
  income                   (2,196,590)    (1,066,925)    (3,986,465)
                            ---------      ---------      ---------



STATEMENTS OF OPERATIONS (continued)
-----------------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2004           2003           1002
                               ------         ------         ------
 Decrease (increase) in
 unrealized depreciation:
  Equity investments        1,542,519      6,060,481     (7,217,797)
  Notes receivable             60,896         86,539      5,386,013
                            ---------      ---------      ---------
Net decrease (increase) in
 unrealized depreciation    1,603,415      6,147,020     (1,831,784)
                            ---------      ---------      ---------

Other income                       --        193,830        774,298
                            ---------      ---------      ---------

Net (decrease) increase
 in partners' capital
 resulting from
 operations               $(3,511,014)   $ 2,560,991    $(7,855,764)
                            =========      =========      =========
Net (decrease) increase
 In partners' capital
 resulting from
 operations per Unit       $    (8.69)   $       .10    $    (19.44)
                            =========      =========      =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2004, 2003 and 2002:

                                 Limited       General
                                 Partners      Partners     Total
                                 --------      --------     -----

Partners' capital,
  January 1, 2002             $21,083,200  $(3,352,681) $17,730,519

Net investment loss            (2,783,694)     (28,119)  (2,811,813)
Net realized loss              (3,946,600)     (39,865)  (3,986,465)
Net increase in unrealized
 depreciation                  (1,813,465)     (18,319)  (1,831,784)
Other income                      766,555        7,743      774,298
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2002            13,305,996   (3,431,241)   9,874,755

Net investment loss                    --   (2,712,934)  (2,712,934)
Net realized income (loss)        114,096   (1,181,021)  (1,066,925)
Net (increase) decrease in
 unrealized depreciation          (70,976)   6,217,996    6,147,020
Distributions                          --   (1,770,540)  (1,770,540)
Other income                           --      193,830      193,830
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2003            13,349,116   (2,683,909)  10,665,206

Net investment loss            (2,888,662)     (29,177)  (2,917,839)
Net realized loss              (2,174,624)     (21,966)  (2,196,590)
Net decrease in unrealized
 depreciation                   1,587,381       16,034    1,603,415
                               ----------    ---------   ----------
Partners' capital,
 December 31, 2004            $ 9,873,211  $(2,719,019) $ 7,154,192
                               ==========    =========   ==========





The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2004          2003           2002
                                   ------        ------         ------
Net (decrease) increase in
 partners' capital resulting
 from operations               $(3,511,014)  $ 2,560,991  $ (7,855,764)

Adjustments to reconcile net
 (Decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  (Decrease) increase in
   unrealized depreciation:
    Equity investments          (1,542,519)   (6,060,481)    7,217,797
    Notes receivable               (60,896)      (86,539)   (5,386,013)
  Realized (gain) loss from
   sales of equity investments   1,389,117    (6,212,043)   (1,432,231)
  Realized loss from
   investment write-offs         1,059,653     7,394,217     5,446,528
  Realized gain from
   recovery of investments
   previously written off         (222,513)           --            --
  Net realized gain from
   venture capital limited
   partnership investments         (29,667)     (115,249)      (27,832)
Net changes in operating assets
 and liabilities:
  Prepaid expenses                  78,769        78,790      (357,106)
  Other receivables                117,734       656,564      (774,298)
  Accrued interest on notes
   receivable                       10,184        25,070       (80,987)
  Due to related parties, net     (647,168)      676,272       (53,220)
  Accounts payable and accrued
   expenses                        (19,559)       (3,360)      (59,712)
  Other changes, net                11,889       185,235       (40,445)
                                 ---------     ---------    ----------
Net cash used by
 operating activities           (3,365,990)     (900,533)   (3,403,283)
                                 ---------     ---------    ----------
Cash flows from investing
 activities:
  Notes receivable issued               --       (50,000)           --
  Purchase of equity
   investments                  (3,055,457)   (1,351,753)   (3,654,853)
  Proceeds from sales of
   equity investments            1,796,870     7,011,933     2,761,586


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2004          2003           2002
                                   ------        ------         ------
  Proceeds from recovery of
   investments previously
   written off                     222,513            --            --
  Distributions from venture
   capital limited partnership
   investments                      29,667       115,249        23,620
                                 ---------     ---------    ----------
    Net cash (used) provided
     by investing activities    (1,006,407)    5,725,429      (869,647)
                                 ---------     ---------    ----------
Cash flows from financing
 activities:
   Repayments of short-term
   Borrowings                           --            --    (1,200,000)
  Distributions to General
   Partners                             --    (1,770,540)           --
                                 ---------     ---------    ----------
    Net cash used by
     financing activities               --    (1,770,540)   (1,200,000)
                                 ---------     ---------    ----------

Net (decrease) increase in
 cash and cash equivalents      (4,372,397)    3,054,356    (5,472,930)
Cash and cash equivalents
 at beginning of year            4,804,340     1,749,984     7,222,914
                                 ---------     ---------    ----------
Cash and cash equivalents
 at end of year                $   431,943   $ 4,804,340   $ 1,749,984
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

Investments
-----------

Investments are carried at estimated fair value as determined below:

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

At December 31, 2004 and 2003, the investment portfolio included private company investments totaling $6,005,504 and $5,282,394, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $127,785 and $100,001 at December 31, 2004 and 2003, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2004 and 2003, was $15,894,365 and $15,144,443, respectively. At
December 31, 2004 and 2003, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2004           2003
                                      ------------   ------------
Unrealized appreciation               $   216,293    $   182,963
Unrealized depreciation                (9,513,188)    (9,132,984)
                                       ----------     ----------
Net unrealized depreciation           $(9,296,895)   $(8,950,021)
                                       ==========     ==========

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2004, 2003 and 2002, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 2004, 2003 and 2002, related party costs were as follows:

                                           2004        2003       2002
                                         --------    --------   --------
Management fees                        $   91,361  $  166,618 $  168,151
Independent General Partners'
 compensation                              55,625      40,000     45,500
Reimbursable operating expenses:
  Administrative, investor
   services and professional fees       2,017,734   2,041,652  2,159,433
  Investment operations                   644,568     483,957    440,160
  Computer services                       172,352     107,480    149,179

Management fees are 1 percent per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due from
(to) the Managing General Partners were $3,597 and ($78,622) and were included in due to related parties, net at December 31, 2004 and 2003, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Amounts due to related parties for such expenses were $611,317 and $618,929, and were included in due to related parties, net at December 31, 2004 and 2003, respectively.

As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for each attended meeting of the Individual General Partners or committee thereof. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Individual General Partners. The Independent General Partners each own 20 Units.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

As of December 31, 2004 and 2003, the Partnership has a due from related party receivable of $557,337 and $0, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments in Dakota Holdings or otherwise paid in cash.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Individual General Partner meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $371,570 and is being amortized over the remaining expected employment period. During 2004, 2003 and 2002, the partnership recognized $78,780, $78,790 and $14,474 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Physiometrix, Inc. options with a fair value of $3,869.

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

4.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1.

Marketable Equity Securities
----------------------------

At December 31, 2004 and 2003, marketable equity securities had aggregate costs of $953,141 and $1,843,114, respectively, and aggregate fair market values of $507,913 and $727,973, respectively. The net unrealized losses at December 31, 2004 and 2003, included gross gains of $17,549 and $102,754, respectively.

Restricted Securities
---------------------

At December 31, 2004 and 2003, restricted securities had aggregate costs of $12,819,296 and $13,028,196, respectively, and aggregate fair market values of $6,089,557 and $5,425,851, respectively, representing 84.1 percent and 47.5 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2004 are as follows:

Acusphere, Inc.
---------------

During 2004, the Partnership liquidated its entire investment in the company. The Partnership reported proceeds of $1,119,447 and recorded realized losses of $606,161.

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

In August 2004, the Partnership purchased 191,258 Series C Preferred shares at a cost of $73,882.
Dakota Arms, Inc.
-----------------

In April 2004, the Partnership purchased 571,430 Series B Preferred shares at a cost of $1,000,001.

Dakota Holdings, LLC
--------------------

In June 2004, the Partnership purchased 150,000 LLC Units at a cost of
$150,000.

Capital Valley Ventures
-----------------------

At December 2004, the Partnership converted its secured notes receivable and received 100,000 LLC Units at a cost of $100,000.

CheckTech Financial Corporation
-------------------------------

In February 2004, the Partnership purchased 50,000 common Units at a cost of $50,000 and 200,000 Series A Preferred shares at a cost of $200,000.

Endocare, Inc.
--------------

In May 2004, the Partnership exercised a common stock warrant and purchased 1,350 common shares at a cost of $4,118.

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

VenCore Solutions, LLC
----------------------

In March, August and October 2004, the Partnership issued $150,000, $100,000 and $175,000 convertible unsecured notes receivable with an interest rate of 10%, respectively. All three notes were converted to Series A Preferred shares on January 11, 2005. In conjunction with all three notes receivable purchases, a Series A warrant was also issued.

WorldRes.com, Inc.
------------------

In June 2004, the Partnership wrote off its entire investment in WorldRes.com for a realized loss of $1,059,652. In 2003, WorldRes.com and three large European hotel chains created a joint venture, WorldRes Europe, to market European hotels online. WorldRes.com and WorldRes Europe are in the process of selling the consumer Web site, PlacestoStay.com, and most of the company's operations will now be based in Europe. Proceeds from the transaction are expected to be used to restructure the company and pay its vendors and existing noteholders. The Partnership expects no return on its investment.


Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2004, the Partnership received no stock distributions. Total cash distributions of $29,667, were received from Trinity Ventures IV, L.P. These distributions were recorded as realized gains.

In the year ended December 31, 2004, there were no fair value changes recorded by the Partnership for the venture capital limited partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.


5.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     2004          2003           2002
                                    ------        ------         ------
S>

Unrealized depreciation
 from cost of marketable
 equity securities               $  (445,228)  $(1,115,141)  $(1,475,663)

Unrealized depreciation
 from cost of non-marketable
 equity securities                (6,729,739)   (7,602,345)  (13,302,304)
                                  ----------    ----------    ----------
Unrealized depreciation
 from cost at end of year         (7,174,967)   (8,717,486)  (14,777,967)

Unrealized depreciation
 from cost at beginning
 of year                          (8,717,486)  (14,777,967)  (14,560,170)
                                  ----------    ----------    ----------
Net decrease (increase) in
 unrealized depreciation
 of equity investments           $ 1,542,519   $ 6,060,481   $(7,217,797)
                                  ==========    ==========    ==========


6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2004          2003
                                              ------        ------
Balance, beginning of year                   $40,598        $36,858

Notes receivable written off                  (2,988)       (85,020)
Note converted to equity                    (100,000)            --
Increase in accrued interest                   1,494          2,221
Net decrease in unrealized
 depreciation of notes receivable             60,896         86,539
                                              ------         ------
Balance, end of year                         $    --        $40,598
                                              ======         ======

The interest rate on notes receivable during 2004, was 8.00 percent.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2004 and 2003, consisted of:

                                               2004                2003
                                             --------            --------
Demand accounts                              $431,355          $  299,797
Money market accounts                             588           4,504,543
                                              -------           ---------
  Total                                      $431,943          $4,804,340
                                             ========           =========

8.  Short-Term Borrowings
    ---------------------

There were no short-term borrowings in 2004 and 2003.


9. Distributions
    -------------

There were no tax distribution to the General Partners during 2004. There was a $1,770,540 tax distribution to the General Partners during 2003.


10. Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. As of December 31, 2004 the Partnership had $50,000 of unfunded commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership, representing the settlement on the disputed legal fees.

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

11. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                   2004          2003          2002
                                  ------        ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $33.37        $33.27        $52.71

Loss from investment
 operations:
  Net investment loss              (7.22)        (0.48)        (5.04)
  Net realized and unrealized
   (loss) gain on investments      (1.47)          .58        (14.40)
                                   -----        ------        ------
  Total from investment
   operations                      (8.69)          .10        (19.44)
                                   -----        ------        ------
Net asset value, end of period    $24.68        $33.37       $ 33.27
                                   =====        ======        ======

Total return                      (26.04)%        0.30%      (36.88)%

Ratios to average net assets:

 Net investment gain              (24.88)%       (1.44)%      (11.73)%

 Expenses                          25.68%        21.30%        17.30%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners deficit. As of December 31, 2004, 2003 and 2002, the General Partners had a negative capital balance of $2,719,019, $2,683,909 and $3,431,241, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  March 23, 2005    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President, Chief Executive Officer,
                                Chief Financial Officer and
                                Chairman of Technology Funding Inc.
                                and Managing General Partner of
                                Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 23, 2005
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Venture Partners V, L.P.     2:22 PM     03/23/05
(a Delaware limited partnership)

Page 1 of 3
Technology Funding Venture Partners V, L.P.
(a Delaware limited partnership)