Form 10-Q
period 2005-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2005-05-12
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2005              2004
                                             ------------      ------------
ASSETS
Equity investments (cost of
 $12,781,579 and $13,772,437 at
 March 31, 2005, and December 31,
  2004, respectively)                        $ 5,581,307       $6,597,470
Cash and cash equivalents                        196,276          431,943
Prepaid expenses                                 179,855          199,547
Other assets                                       5,977            9,337
                                              ----------        ---------
     Total assets                            $ 5,963,415       $7,238,297
                                              ==========        =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses        $     1,074       $   21,951
Due to related parties, net                       22,264           50,383
Other liabilities                                 11,771           11,771
                                              ----------        ---------
     Total liabilities                            35,109           84,105

Commitments and contingencies (See Note 7)

Partners' capital
 Limited Partners'
  (400,000 units outstanding)                  8,659,584        9,873,211
 General Partners'                            (2,731,278)      (2,719,019)
                                              ----------        ---------
                                               5,928,306        7,154,192
                                              ----------        ---------
     Total liabilities and partners' capital $ 5,963,415       $7,238,297
                                              ==========        =========

See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or       March 31, 2005        December 31, 2004
Industry                                   Shares at     -----------------       -----------------
(1)                          Investment    March 31,    Cost         Fair        Cost        Fair
Company            Position     Date         2005       Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------

Biomedical
----------
0.0% and 0.8% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Celera Genomics   Common
  Group           shares        2000            0 $        --   $       -- $   141,000  $   55,894
                                                   ----------    ---------  ----------   ---------

Biotechnology
-------------
5.3% and 4.4% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
  (a) (b)         shares        2004    2,029,232     783,883      313,553     783,883     313,553
                                                   ----------    ---------  ----------   ---------

Communications
--------------
0.0% and 2.4% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
iVillage          Common
 Inc.             shares        2004            0  $       --           --     152,401     169,950
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999        1,806      37,366            0      37,366           0
                                                   ----------    ---------  ----------   ---------

High Tech/Financial
-------------------
6.4% and 7.0% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
VenCore Solutions,              2002-
 LLC  (a) (b)     LLC Units     2005      752,500   1,069,119      301,000     625,000     250,000
VenCore Solutions,              2002-
 LLC (a)(b)       various       2004      various           0       76,000     444,347     253,662
                                                   ----------    ---------  ----------   ---------
                                                    1,069,119      377,000   1,069,347     503,662
                                                   ----------    ---------  ----------   ---------

Industrial/Business Automation
------------------------------
11.1% and 10.7% at March 31, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035      522,574   2,727,035     522,574
Various                         1997-
 investments      various       2004      various     446,962      134,932     460,086     244,119
                                                   ----------    ---------  ----------   ---------
                                                    3,173,997      657,506   3,187,121     766,693
                                                   ----------    ---------  ----------   ---------

Information Technology
----------------------
7.1% and 5.9% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165   1,050,000      420,000   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
                                                    1,050,000      420,000   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
Medical
-------
41.4% and 41.7% at March 31, 2005, and December 31, 2004, respectively
----------------------------------------------------------------------
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,583,422      318,184   1,583,422     636,369
Various                         1996-
 investments      various       2004      various     772,259      250,654   1,057,282     462,010
                                                   ----------    ---------  ----------   ---------
                                                    5,080,503    2,451,622   5,365,526   2,981,163
                                                   ----------    ---------  ----------   ---------

Retail/Consumer Products
------------------------
21.3% and 17.6% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Dakota Arms,      Preferred
 Inc.(a) (b)      shares        2004     571,430    1,000,001    1,000,003   1,000,001   1,000,003
Dakota Holdings,  LLC
 LLC (a) (b)      units         2004     150,000      150,000      262,500     150,000     262,500
                                                   ----------    ---------  ----------   ---------
                                                    1,150,001    1,262,503   1,150,001   1,262,503
                                                   ----------    ---------  ----------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
1.7% and 1.7% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Various           Ltd.
 investments      partnership
                  interests    various    various     436,710       99,123     835,792     124,052
                                                   ----------    ---------  ----------   ---------

Total investments - 94.15% and 92.2% at
 March 31, 2005, and December 31, 2004,
 respectively                                     $12,781,579   $5,581,307 $13,772,437  $6,597,470
                                                   ==========    =========  ==========   =========

Legend and footnotes:

--  No investment held at end of period.

0	 Investment active with a carrying value or fair value of zero.

(a)	Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1)	Represents the total fair value of a particular industry segment as a percentage of partners' capital at 03/31/05 and 12/31/04.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              2005           2004
                                           ---------      ---------
Investment income:
 Notes receivable interest                 $   3,506      $  12,319
 Short-term interest income                      115          6,804
                                             -------        -------
   Total investment income                     3,621         19,123

Investment expenses:
 Management fees                              20,191         25,866
 Individual General Partners' compensation    15,000         10,625
 Investment operations                       101,840        219,955
 Administrative and investor services        306,692        433,027
 Professional fees                            46,125         20,529
 Computer services                            32,148         29,554
 Interest expense                                 28              7
                                             -------        -------
   Total investment expenses                 522,024        739,563
                                             -------        -------
Net investment loss                         (518,403)      (720,440)
                                             -------        -------
Realized loss from venture capital
 limited partnership write-offs             (399,085)            --
Net realized (loss) gain from sales
 of equity investments                      (292,093)       243,510
Realized gain from venture capital
 limited partnership investments               9,000             --
Realized gain from recovery of
 investments previously written off               --        222,513
                                             -------        -------
Net realized (loss) gain income             (682,178)       466,023
                                             -------        -------
(Increase) decrease in unrealized
 depreciation:
  Equity investments                         (25,305)        85,461
  Notes receivable                                --           (645)
                                             -------        -------
Net (increase) decrease in
  unrealized depreciation                    (25,305)        84,816
                                             -------        -------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Net decrease in partners'
 capital resulting from operations       $(1,225,886)     $(169,601)
                                           =========        =======

Net decrease in partners'
 capital resulting from operations
 per Unit                                  $   (3.03)     $    (.42)
                                             =======        =======






























See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2005              2004
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $(1,225,886)       $ (169,601)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized loss (gain) from sales
  of equity investments                      292,093          (243,510)
 Realized gain from recovery of
  investment previously written off               --          (222,513)
 Realized loss from venture capital
  limited investment write offs              399,085                --
 Realized gain from venture capital
  limited partnership investments             (9,000)               --
 Net increase (decrease) in unrealized
  depreciation of equity investments          25,305           (85,461)
  Net change in operating assets and
  liabilities:
 Unrealized depreciation of
  notes receivable                                --               645
 Accrued interest on notes
  receivable                                  13,348           (12,319)
 Other receivables                                --           117,486
 Prepaid expenses                             19,692            19,693
 Accounts payable
  and accrued expenses                       (20,877)          (23,071)
 Due to related parties, net                 (28,119)         (773,214)
 Other assets, net                             3,360             5,649
                                           ---------         ---------
Net cash used by operating activities       (530,999)       (1,386,216)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                286,332           544,913
 Purchase of equity investments                   --          (400,000)
 Proceeds from venture capital
  limited partnership investments              9,000                --
 Proceeds from recovery of investments
  previously written off                          --           222,513
                                           ---------         ---------
  Net cash provided by investing
   activities                                295,332           367,426
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                           (235,667)       (1,018,790)

Cash and cash equivalents at
 beginning of year                           431,943         4,804,340
                                           ---------         ---------
Cash and cash equivalents
 at March 31                              $  196,276        $3,785,550
                                           =========         =========






















See accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year or other interim periods.

2.     Uncertain Future of the Partnership
       -----------------------------------

The uncertainties arising from the timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax basis accounting. The cost of investments on a tax basis at March 31, 2005, and December 31, 2004, was $15,261,585 and $15,894,365,
respectively. At March 31, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2005          2004
                                      -----------    -----------
Unrealized appreciation               $   220,043    $   216,293
Unrealized depreciation                (9,900,317)    (9,513,188)
                                        ---------      ---------
Net unrealized depreciation           $(9,680,274)   $(9,296,895)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2005 and 2004, were as follows:

                                              2005           2004
                                            --------       --------
Management fees                              $ 20,191     $ 25,866
Reimbursable operating expenses               516,145      409,843
Individual General Partners' compensation      15,000       10,625


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $758,703 and $611,317 due to related parties and included in due to related parties, net at March 31, 2005, and December 31, 2004, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners were $6,730 and $3,597 at March 31, 2005, and December 31, 2004, respectively, which are included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2005, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc. and Physiometrix, Inc. options with a fair value of $264.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2005, the Partnership has recognized expense of $177,243. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

As of March 31, 2005, and December 31, 2004, the Partnership has a due from related party receivable of $743,169 and $557,337, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments in Dakota Holdings or otherwise paid in cash.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2004.

Marketable Equity Securities
----------------------------

At March 31, 2005, and December 31, 2004, marketable equity securities had aggregate costs of $374,717 and $953,141, respectively, and aggregate market values of $180,326 and $507,913, respectively. The net unrealized losses at March 31, 2005, and December 31, 2004, included gross gains of $10,765 and $17,549, respectively.





Restricted Securities
---------------------

At March 31, 2005, and December 31, 2004, restricted securities had aggregate costs of $12,406,862 and $12,819,296, respectively, and aggregate fair values of $5,400,983 and $6,089,557, respectively, representing 91.1 percent and 84.1 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2005, are as follows:

Celera Genomics Group
---------------------

In March 2005, the Partnership sold its entire holdings in the company for proceeds of $41,551 and recorded a realized loss of $99,449.

iVillage Inc.
-------------

In March 2005, the Partnership sold its entire holdings in the company for proceeds of $151,732 and recorded a realized loss of $669.

Physiometrix, Inc.
-----------------

In March 2005, the Partnership sold its entire holdings in the company for proceeds of $93,049 and recorded a loss of $191,975.

OW&W Pacrim Investments Limited
-------------------------------

In March 2005, the Partnership received notice that the venture capital limited partnership was terminating. The Partnership wrote off its entire investment in the venture capital limited partnership and realized a loss of $1,005.

Spectrum Equity Investors, L.P.
-------------------------------

In March 2005, the Partnership wrote off its investment in the venture capital limited partnership for a realized a loss of $398,080. The venture capital limited partnership terminated at December 31, 2004. The
Partnership expects no return on its investment.

Vencore Solutions, LLC
----------------------

In January 2005, the company converted the Partnership's three notes receivable, including accrued interest, for 127,500 Series A Units at a cost of $444,124.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2005, and December 31, 2004, consisted of:

                                                  2005           2004
                                                --------       --------
Demand accounts                                 $195,688       $431,355
Money market accounts                                588            588
                                               ---------        -------
 Total                                          $196,276       $431,943
                                               =========        =======

7.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2005, the Partnership had no unfunded equity commitments.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the commitments disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time and advice from legal counsel, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

8.    Financial Highlights
      --------------------

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                             2005          2004
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $24.68       $33.37

Loss from investment
 operations:
  Net investment loss                        (1.28)       (1.78)
  Net realized and unrealized
   (loss) gain on investments                (1.75)        1.36
                                             -----        -----
  Total from investment
   operations                                (3.03)       (0.42)
                                             -----        -----
Net asset value, end of period              $21.65       $32.95
                                             =====        =====
Total return                                (12.29)%      (1.26)%

Ratios to average net assets:
 Net investment loss                         (5.54)%      (5.38)%

 Expenses                                     5.63%        5.30%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners' deficit. As of March 31, 2005 and December 31, 2004, the General Partners had a negative capital balance of $2,731,278 and $2,719,019, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the three months ended March 31, 2005, the Partnership incurred a net decrease in partners' capital of $1,225,886. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund ongoing operations of the Partnership for 2005. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
During the three months ended March 31, 2005, net cash used by operating activities totaled $530,999. The Partnership paid management fees of $9,864 to the Managing General Partners and reimbursed related parties for other investment expenses of $494,937. In addition, $15,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $28,127. The Partnership received interest income of $16,929.
During the three months ended March 31, 2005, the Partnership funded no equity investments. At March 31, 2005, the Partnership had no commitments to fund additional investments.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,225,886 for the three months ended March 31, 2005, compared to a net decrease in partners' capital resulting from operations of $169,601 for the same period in 2004.

During the quarter ended March 31, 2005, there were two venture capital limited partnership investment write-offs totaling $399,085. In March 2004, there were no write-offs.

Net unrealized depreciation on equity investments was $7,200,272 and $7,174,967 at March 31, 2005, and December 31, 2004, respectively. During the quarter ended March 31, 2005, the Partnership recorded an increase in net unrealized depreciation on equity investments of $25,305, compared to a decrease in unrealized depreciation of $85,461 during 2004. The increase in depreciation in 2005 was primarily attributable to write-offs of two venture capital limited partnership investments. The change in 2004 was primarily attributable to the publicly traded price of Acusphere, Inc.

Total investment expenses were $522,024 for the quarter ended March 31, 2005, compared to $739,563 for the same period in 2004. The decrease was primarily due to decreased administrative and investor monitoring, which was partially offset by increased professional fees and computer service costs.

There was no net unrealized depreciation on notes receivable at March 31, 2005, and December 31, 2004, respectively. During the quarter ended March 31, 2005, there was no unrealized depreciation of notes receivable. During the same period in 2004, the Partnership recorded an increase in unrealized depreciation of $645.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 12, 2005      By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.
(a Delaware limited partnership)        5/11/2005   5:22 PM