Form 10-Q
period 2005-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2005-08-15
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                2005              2004
                                             -----------       ------------
ASSETS

Equity investments (cost of
 $12,865,785 and $13,772,437 at
 June 30, 2005, and December 31,
  2004, respectively)                         $4,577,551      $ 6,597,470
Cash and cash equivalents                        163,145          431,943
Prepaid expenses                                 162,779          199,547
Other assets                                          --            9,337
                                              ----------       ----------
     Total assets                            $ 4,903,475      $ 7,238,297
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    23,691      $    21,951
Due to related parties, net                      630,274           50,383
Other liabilities                                 12,522           11,771
                                              ----------       ----------
     Total liabilities                           666,487           84,105

Commitments and contingencies
       (See Note 7)

Partners' capital
 Limited Partners                              6,985,179        9,873,211
  (400,000 Units outstanding)
 General Partners                             (2,748,191)      (2,719,019)
                                              ----------       ----------
Total partners' capital                        4,236,988        7,154,192
                                              ----------       ----------
     Total liabilities and partners' capital $ 4,903,475      $ 7,238,297
                                              ==========       ==========

See accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or      June 30, 2005          December 31, 2004
Industry                                   Shares at    -----------------        -----------------
(1)                          Investment     June 30,    Cost         Fair        Cost        Fair
Company            Position     Date         2005       Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------

Biomedical
----------
0.0% and 0.8% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Celera Genomics   Common
 Group            shares        2000        0       $      --    $      -- $   141,000  $   55,894
                                                    ---------    ---------   ---------    --------
                                                           --           --     141,000      55,894
                                                    ---------    ---------   ---------    --------

Biotechnology
-------------
7.4% and 4.4% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
 (a) (b)          shares        2004    2,029,232     783,883       313,553    783,883     313,553
                                                    ---------     ---------  ---------    --------
                                                      783,883       313,553    783,883     313,553
                                                    ---------     ---------  ---------    --------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Communications
--------------
0.0% and %2.4 at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
iVillage          Common
 Inc.             shares        2004       0               --           --     152,401     169,950
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Triangle          Common
 Biomedical       shares and
 Sciences,        attached
 Inc.(a)          warrants at
                  $28.00;
                  expiring
                  2009          1999        1,806      37,366           --      37,366          --
                                                   ----------    ---------  ----------   ---------
                                                       37,366           --      37,366          --
                                                   ----------    ---------  ----------   ---------
High Tech/Financial
-------------------
6.4% and 7.0% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
VenCore Solutions,              2002-
 LLC  (a) (b)     LLC Units     2005      752,500   1,069,124      213,826     625,000     250,000
VenCore Solutions,              2002-
 LLC  (a) (b)     various (2)   2004      various     100,822       58,164     444,347     253,662
                                                   ----------    ---------  ----------   ---------
                                                    1,169,946      271,990   1,069,347     503,662
                                                   ----------    ---------  ----------   ---------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
12.8% and 10.7% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,910,218       543,347  2,727,035     522,574
Various                         1997-
 investments      Various (2)   2004      various     250,000            --    460,086     244,119
                                                    ----------    ---------  ---------    --------
                                                    3,160,218       543,347  3,187,121     766,693
                                                    ----------    ---------  ---------    --------
Information Technology
----------------------
9.9% and 5.9% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165   1,050,000      420,000   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
                                                    1,050,000      420,000   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
Medical
-------
57.2% and 41.7% at June 30, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784


Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,590,922      318,184   1,583,422     636,369
Various                         1996-
 investments      various       2004     various      753,730      221,922   1,057,282     462,010
                                                   ----------    ---------  ----------   ---------
                                                    5,069,474    2,422,890   5,365,526   2,981,163
                                                   ----------    ---------  ----------   ---------
Retail/Consumer Products
------------------------
11.9% and 17.6% at June 30, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------

Dakota Arms       Preferred
 Inc. (a) (b)     shares        2004      571,430   1,000,001      400,001   1,000,001   1,000,003
Dakota Holdings   LLC
 LLC  (a) (b)     units         2004      150,000     150,000      105,000     150,000     262,500
                                                   ----------    ---------  ----------   ---------
                                                    1,150,001      505,001   1,150,001   1,262,503
                                                   ----------    ---------  ----------   ---------

Scientific and Technical Instruments
------------------------------------
0.3% and 0.0% at June 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------

QualMark          Common
Corp              Shares        2005        4,705       8,187       13,645          --          --
                                                    ---------    ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.1% and 1.7% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Various           Ltd.
 Investments      Partnership
                  interests    various    various     436,710       87,125     835,792     124,052
                                                   ----------    ---------  ----------   ---------
Total investments 108.0% and 92.2% at
 June 30, 2005, and December 31, 2004,
 respectively                                      12,865,785    4,577,551  13,772,437   6,597,470
                                                                                ==========    =========  ==========   =========


Legend and footnotes:

--  No investment held at end of period.

0	 Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction;
    resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/05 and 12/31/04.

(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 10.0 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months            For the Six Months
                                                 Ended June 30,                 Ended June 30,
                                            ------------------------        ----------------------
                                              2005            2004            2005          2004
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest               $     4,322         16,003      $     7,828    $   28,322
 Short-term interest income                       83          3,341              198        10,145
                                           ---------      ---------        ---------     ---------
   Total investment income                     4,405         19,344            8,026        38,467

Investment expenses:
 Management fees                              53,086         25,113           73,277        50,979
 Individual General Partners' compensation    13,000         13,000           28,000        23,625
 Investment operations                        77,534         84,894          179,374       304,849
 Administrative and investor services        215,636        325,764          522,328       758,791
 Professional fees                            51,307         22,195           97,432        42,724
 Computer services                            27,780         94,677           59,928       124,231
 Interest and other expenses                  11,662             10           11,690            17
 Bad debt expense                            168,313             --          168,313            --
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 618,318        565,653        1,140,342     1,305,216
                                           ---------      ---------        ---------     ---------
Net investment loss                         (613,913)      (546,309)      (1,132,316)   (1,266,749)
                                           ---------      ---------        ---------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                                      --     (1,059,653)        (399,084)   (1,059,653)
 Net realized loss from sales
  of equity investments, net                   2,370       (781,071)        (289,723)     (537,561)
 Realized gain from recovery of
  investments previously written off              --             --               --       222,513
 Realized gain from venture capital
  limited partnership investments              8,187             --           17,187            --
                                           ---------      ---------        ---------     ---------
Net realized gain (loss) income               10,557     (1,840,724)        (671,620)   (1,374,701)
                                           ---------      ---------        ---------     ---------
(Increase) decrease in unrealized
 depreciation:
  Equity investments                       (1,214,611)      410,658       (1,113,267)      496,119
  Notes receivable                                --           (646)              --        (1,291)
                                           ---------      ---------        ---------     ---------
Net (increase) decrease in
 unrealized depreciation                   (1,214,611)      410,012       (1,113,267)      494,828
                                           ---------      ---------        ---------     ---------

Net (decrease) increase in partners'
 capital resulting from operations        (1,817,967)    (1,977,021)      (2,917,203)   (2,146,622)
                                           =========      =========        =========     =========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                 $   (4.50)     $   (4.89)       $   (7.22)    $   (5.33)
                                           =========      =========        =========     =========

See accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ------------------------------------
                                              2005              2004
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $(2,917,203)      $(2,146,622)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
  Bad debt expense                           168,313                --
  Net realized loss from sales
   of equity investments                     289,723           537,561
  Realized gain from recovery of
   investment previously written off              --          (222,513)
  Realized gain from venture capital
   limited partnership investments           (17,187)               --
  Realized loss from venture capital
   limited investment write offs             399,084         1,059,653
  Net increase (decrease) in unrealized
   depreciation of equity investments      1,113,267          (496,119)
  Net change in operating assets and
   liabilities:
   Unrealized depreciation of
    notes receivable                              --             1,291
   Accrued interest on notes
    receivable                                12,754              (135)
   Other receivable                               --        (1,083,191)
   Prepaid expenses                           36,768            39,385
   Accounts payable
    and accrued expenses                       1,740           (37,404)
   Due to/from related parties, net          411,578          (644,914)
   Other changes, net                         10,088            19,253
                                           ---------         ---------
Net cash used by operating activities       (491,075)       (2,973,755)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                299,727           672,810
 Distributions from venture capital
  limited partnership investments              9,000                --
 Purchase of equity investments                   --        (2,214,901)
 Proceeds from recovery of investments
  previously written off                          --           222,513
 Issuances of notes receivable              (100,000)               --
 Repayments of notes receivable               13,550                --
                                           ---------         ---------
  Net cash provided (used) by investing
   activities                                222,277       (1,319,578)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                           (268,798)       (4,293,333)

Cash and cash equivalents at
 beginning of year                           431,943         4,804,340
                                           ---------         ---------
Cash and cash equivalents
 at June 30                               $  163,145       $   511,007
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2005, and December 31, 2004, was $15,250,560 and $15,894,365,
respectively. At June 30, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,    December 31,
                                          2005          2004
                                      -----------    -----------
Unrealized appreciation              $    126,513    $   216,293
Unrealized depreciation               (10,799,522)    (9,513,188)
                                        ---------      ---------
Net unrealized depreciation          $(10,673,009)   $(9,296,895)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2005 and 2004, were as follows:

                                              2005           2004
                                            --------       --------
Management fees                             $ 73,277      $ 50,979
Reimbursable operating expenses              859,062       671,422
Individual General Partners' compensation     28,000        23,625

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $970,374 due to related parties at June 30, 2005, and $611,317 due to related parties at December 31, 2004, respectively, for such reimbursable expenses.

Management fees due to (from) to the Managing General Partners were $39,630 and ($3,597) at June 30, 2005, and December 31, 2004, respectively, which are included in due from related parties, net.

Fees due to the Independent General Partners and included in due to related parties, net were $13,000 and $0 at June 30, 2005 and December 31, 2004, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. One of the Managing General Partners serves as interim CEO and Chairman of the Board for Dakota Arms, Inc., a portfolio company. The Managing General Partner does not receive any compensation for these services.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2005, the Partnership has recognized expense of $196,937. No adjustment to the retention bonus amount previously paid by the Partnership is made upon the resignation of personnel. The Managing General Partners may adjust the retention bonus amount when a replacement person is hired.

As of June 30, 2005 and December 31, 2004, the Partnership has a gross due from related party receivable of $561,043 and $557,337, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.
The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments.
Management periodically reviews the receivable for collectibility. Based on this review, management has recorded a reserve on the receivable of $168,313 as of June 30, 2005. There was no such reserve as of December 31, 2004.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2005, and December 31, 2004, marketable equity securities had aggregate costs of $371,879 and $953,141, respectively, and aggregate market values of $207,437 and $507,913, respectively. The net unrealized losses at June 30, 2005, and December 31, 2004, included gross gains of $40,340 and $17,549, respectively.

Restricted Securities
---------------------

At June 30, 2005, and December 31, 2004, restricted securities had aggregate costs of $12,493,906 and $12,819,296, respectively, and aggregate fair values of $4,370,114 and $6,089,557, respectively, representing 103.1% percent and 85.1 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the six months ended June 30, 2005, are as follows:

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

OW&W Pacrim Investments Limited
-------------------------------

In March 2005, the Partnership received notice that the venture capital limited partnership was terminating. The Partnership received a final distribution of $9,000 and wrote off its entire investment in the venture capital limited partnership recording a realized loss of $1,005.

Spectrum Equity Investors, L.P.
-------------------------------

In March 2005, the Partnership wrote off its investment in the venture capital limited partnership for a realized a loss of $398,080. The venture capital limited partnership terminated at December 31, 2004. The
Partnership expects no return on its investment.
Vencore Solutions, LLC
----------------------

In January 2005, the company converted the Partnership's three notes receivable, including accrued interest, for 444,124 Series A Units at a cost of $444,124. In June 2005, the Partnership invested in the company with a convertible bridge loan in the amount of $100,000 with a fixed interest rate of 10%. Payment is due upon maturity at November 1, 2005.

Qualmark Corp.
--------------

In June 2005, the Partnership received a stock distribution in the amount of 4,705 shares for a gain of $8,187.

Endocare
--------
In June 2005, the Partnership sold 3,150 shares of its interest in Endocare for proceeds of $13,395 and recorded a realized gain of $2,370.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2005, and December 31, 2004, consisted of:

                                                  2005           2004
                                                --------       --------
Demand accounts                               $  162,616     $  431,355
Money market accounts                                529            588
                                               ---------      ---------
 Total                                        $  163,145     $  431,943
                                               =========      =========

7.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2005, the Partnership had no unfunded equity commitments.

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

8.    Financial Highlights
      --------------------

                                 For The Six Months Ended June 30,
                                 -----------------------------------
                                             2005          2004
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $24.68       $19.86

Loss from investment operations:
 Net investment loss                         (2.80)       (3.14)
 Net realized and unrealized
  (loss) gain on investments                 (4.42)       (2.19)
                                             -----        -----
 Total from investment
  operations                                 (7.22)       (5.33)
                                             -----        -----
Net asset value, end of period              $17.46       $14.53
                                             =====        =====
Total return                                (29.25)%     (26.29)%

Ratios to average net assets:
 Net investment loss                        (13.29)%     (18.23)%

 Expenses                                    13.53        18.98%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2005 and December 31, 2004, the General Partners had a negative capital balance of $2,748,191 and $2,719,019, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

During the six months ended June 30, 2005, net cash used by operating activities totaled $491,075. The Partnership paid management fees of $30,050 to the Managing General Partners and reimbursed related parties for operating expenses of $500,005. Net advances of $3,706 were made to Dakota Arms during the period. In addition, $15,000 was paid to the Individual General Partners as compensation for their services. The Partnership received interest income of $8,026. Other net receipts were $49,660.

During the six months ended June 30, 2005, the Partnership funded no equity investments. At June 30, 2005, the Partnership had no commitments to fund additional investments.

Cash and cash equivalents at June 30, 2005, were $163,145. Cash reserves, interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,817,967 for the quarter ended June 30, 2005, compared to a net increase in partners' capital resulting from operations of $1,977,021 for the same period in 2004.

Net unrealized depreciation on equity investments was $8,288,234 and $7,174,967 at June 30, 2005, and December 31, 2004, respectively. During the quarter ended June 30, 2005, and June 30, 2004, the Partnership recorded (increases) decreases in net unrealized depreciation on equity investments of ($1,214,611) and $410,658, respectively. The increase in unrealized depreciation during the second quarter of 2005 was primarily due to decreases in the valuations of restricted equity securities. The decrease in depreciation in 2004 was primarily attributable to the write-off of WorldRes.com Inc.

Total investment expenses were $618,318 for the quarter ended June 30, 2005, compared to $565,653 for the same period in 2004. The increase is primarily due to bad debt expense of $168,313 against the partnership receivable related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.

There was no net unrealized depreciation on notes receivable at June 30, 2005, and December 31, 2004, respectively. During the quarter ended June 30, 2005, there was no unrealized depreciation of notes receivable. During the same period in 2004, the Partnership recorded a decrease in unrealized depreciation of $646.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $2,917,203 for the six months ended June 30, 2005, compared to a net decrease in partners' capital resulting from operations of $2,146,622 for the same period in 2004.

During the six months ended June 30, 2005, there were no write offs of its investments. During the same period in 2004, the Partnership wrote off its investment in WorldRes.com, Inc., that totaled $1,059,653.

Net unrealized depreciation on equity investments was $8,288,234 and $7,174,967 at June 30, 2005, and December 31, 2004, respectively. During the six months ended June 30, 2005, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,113,267 compared to a decrease in unrealized depreciation of $494,828 during 2004. The increase in unrealized depreciation during 2005 was primarily due to decreases in the valuations of restricted equity securities. The change in 2004 was primarily attributable to a net increase in the fair value of portfolio companies in the medical and biotechnology industries.

Total investment expenses were $1,140,342 for the six months ended June 30, 2005, compared to $1,305,216 for the same period in 2004. The decrease is primarily due to decreased investment activity in 2005.

During the six months ended June 30, 2005, the Partnership recorded $17,187 in realized gains from venture capital limited partnership investments. During the same period in 2004, there were no gains.

During the six months ended June 30, 2005 and 2004, interest income was $8,026 and $38,467, respectively. The decrease was primarily the result of reduced cash balances.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 15, 2005   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership)