Form 10-Q
period 2005-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2005-11-14
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                            September 30,     December 31,
                                                2005              2004
                                             -----------       ------------
ASSETS

Equity investments (cost of
 $12,763,043 and $13,772,437 at
 September 30, 2005, and
 December 31, 2004, respectively)             $5,739,363      $ 6,597,470
Cash and cash equivalents                         34,517          431,943
Prepaid expenses                                 148,867          199,547
Other assets                                          --            9,337
Due from portfolio company, net                  955,683          557,337
                                              ----------       ----------
     Total assets                            $ 6,878,430      $ 7,795,634
                                              ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    42,773      $    21,951
Due to related parties, net                    1,422,872          607,720
Other liabilities                                 12,521           11,771
                                              ----------       ----------
     Total liabilities                         1,478,166          641,442

Commitments and contingencies
       (See Note 8)

Partners' capital
 Limited Partners                              8,136,822        9,873,211
  (400,000 Units outstanding)
 General Partners                             (2,736,558)      (2,719,019)
                                              ----------       ----------
Total partners' capital                        5,400,264        7,154,192
                                              ----------       ----------
     Total liabilities and partners' capital $ 6,878,430      $ 7,795,634
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or    September 30, 2005       December 31, 2004
Industry                                   Shares at    ------------------       -----------------
(1)                          Investment    September    Cost         Fair        Cost        Fair
Company            Position     Date       30, 2005     Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------

Biomedical
----------
0.0% and 0.8% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Celera Genomics   Common
 Group            shares        2000        0       $      --    $      -- $   141,000  $   55,894
                                                    ---------    ---------   ---------    --------
                                                           --           --     141,000      55,894
                                                    ---------    ---------   ---------    --------

Biotechnology
-------------
5.8% and 4.4% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
 (a) (b)          shares        2004    2,029,232     783,883       313,553    783,883     313,553
                                                    ---------     ---------  ---------    --------
                                                      783,883       313,553    783,883     313,553
                                                    ---------     ---------  ---------    --------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Communications
--------------
0.0% and 2.4% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
iVillage          Common
 Inc.             shares        2004       0               --           --     152,401     169,950
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Triangle          Common
 Biomedical       shares and
 Sciences,        attached
 Inc.(a)          warrants at
                  $28.00;
                  expiring
                  2009          1999        1,806      37,366           --      37,366          --
                                                   ----------    ---------  ----------   ---------
                                                       37,366           --      37,366          --
                                                   ----------    ---------  ----------   ---------
High Tech/Financial
-------------------
32.4% and 7.0% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
VenCore Solutions,              2002-
 LLC  (a) (b)     LLC Units     2005    1,069,124   1,069,124    1,645,064     625,000     250,000
VenCore Solutions,              2002-
 LLC  (a) (b)     various (2)   2004      various     103,342      104,936     444,347     253,662
                                                   ----------    ---------  ----------   ---------
                                                    1,172,466    1,750,000   1,069,347     503,662
                                                   ----------    ---------  ----------   ---------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Industrial/Business Automation
------------------------------
9.9% and 10.7% at September 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------------
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,727,035       418,059  2,727,035     522,574
Various                         1997-
 investments      Various (2)   2004      various     419,224       115,516    460,086     244,119
                                                    ----------    ---------  ---------    --------
                                                    3,146,259       533,575  3,187,121     766,693
                                                    ----------    ---------  ---------    --------
Information Technology
----------------------
7.8% and 5.9% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165   1,050,000      420,000   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
                                                    1,050,000      420,000   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
Medical
-------
44.0% and 41.7% at September 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------------
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784


Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,590,922      318,184   1,583,422     636,369
Various                         1996-
 investments      various       2004     various      662,427      177,231   1,057,282     462,010
                                                   ----------    ---------  ----------   ---------
                                                    4,978,171    2,378,199   5,365,526   2,981,163
                                                   ----------    ---------  ----------   ---------
Retail/Consumer Products
------------------------
4.7% and 17.6% at September 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------------

Dakota Arms       Preferred
 Inc. (a) (b)     shares        2004      571,430   1,000,001      200,001   1,000,001   1,000,003
Dakota Holdings   LLC
 LLC  (a) (b)     units         2004      150,000     150,000       52,500     150,000     262,500
                                                   ----------    ---------  ----------   ---------
                                                    1,150,001      252,501   1,150,001   1,262,503
                                                   ----------    ---------  ----------   ---------

Scientific and Technical Instruments
------------------------------------
0.2% and 0.0% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------

QualMark          Common
Corp              Shares        2005        4,705       8,187        9,410          --          --
                                                    ---------    ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
1.5% and 1.7% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Various           Ltd.
 Investments      Partnership
                  interests    various    various     436,710       82,125     835,792     124,052
                                                   ----------    ---------  ----------   ---------
Total investments - 106.3% and 92.2% at
 September 30, 2005, and December 31, 2004,
 respectively                                     $12,763,043   $5,739,363 $13,772,437  $6,597,470
                                                                                ==========    =========  ==========   =========


Legend and footnotes:

--  No investment held at end of period.

0	 Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction;
    resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 09/30/05 and 12/31/04.

(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes range from 8.0 percent to 10.0 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three Months            For the Nine Months
                                               Ended September 30,            Ended September 30,
                                            ------------------------        ----------------------
                                              2005            2004            2005          2004
                                            --------        --------        --------      --------
Investment income:
 Notes receivable interest               $     5,840         14,854      $    13,668    $   43,176
 Short-term interest income                      133            354              331        10,499
                                           ---------      ---------        ---------     ---------
   Total investment income                     5,973         15,208           13,999        53,675

Investment expenses:
 Management fees                              26,827         20,191          100,104        71,170
 Individual General Partners' compensation    10,000          7,000           38,000        30,625
 Investment operations                        80,844         87,769          260,218       392,618
 Administrative and investor services        210,555        429,194          732,883     1,187,985
 Professional fees                            30,404         24,040          127,836        66,764
 Computer services                            30,811         11,849           90,739       136,080
 Interest and other expenses                      --             12           11,690            29
 Bad debt expense                            241,265             --          409,579            --
                                           ---------      ---------        ---------     ---------
   Total investment expenses                 630,706        580,055        1,771,049     1,885,271
                                           ---------      ---------        ---------     ---------
Net investment loss                        $(624,733)     $(564,847)     $(1,757,050)  $(1,831,596)
                                           ---------      ---------        ---------     ---------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

 Realized loss from investment
  write-offs                                      --             --         (399,084)   (1,059,653)
 Net realized gain (loss) from sales
  of equity investments                        7,236       (768,616)        (282,487)   (1,306,179)
 Realized gain from recovery of
  investments previously written off         516,219             --          516,219       222,513
 Realized gain from venture capital
  limited partnership investments                 --         29,667           17,187        29,667
                                           ---------      ---------        ---------     ---------
Net realized gain (loss) income              523,455       (738,949)        (148,165)   (2,113,652)
                                           ---------      ---------        ---------     ---------
Net decrease in unrealized
 depreciation                              1,264,554        350,149          151,287       844,977
                                           ---------      ---------        ---------     ---------

Net increase (decrease) in partners'
 capital resulting from operations         1,163,276       (953,647)      (1,753,928)   (3,100,271)
                                           =========      =========        =========     =========
Net increase (decrease) in partners'
 capital resulting from operations
 per unit                                 $    2.88      $   (2.36)       $   (4.34)    $   (7.67)
                                           =========      =========        =========     =========







The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                            For the Nine Months Ended
                                                  September 30,
                                           ---------------------------
                                              2005              2004
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $(1,753,928)      $(3,100,271)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations to net
 cash sed by operating activities:
  Bad debt expense                           409,579                --
  Net realized loss from sales
   of equity investments                     282,487         1,306,179
  Realized gain from recovery of
   investment previously written off        (516,219)         (222,513)
  Realized gain from venture capital
   limited partnership investments           (17,187)          (29,667)
  Realized loss investment write offs        399,084         1,059,653
  Net decrease in unrealized
   depreciation of equity investments       (151,287)         (844,977)
  Net change in operating assets and
   liabilities:
   Accrued interest on notes
    receivable                                10,415             2,291
   Other receivable                               --           117,734
   Prepaid expenses                           50,680            59,077
   Due from portfolio company, net          (807,925)          557,337
   Accounts payable
    and accrued expenses                      20,822           (26,920)
   Due to related parties, net               815,152        (1,592,307)
   Other changes, net                         10,087             8,716
                                           ---------         ---------
Net cash used by operating activities     (1,248,240)       (2,705,668)
                                           ---------         ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of equity
  investments                                398,266         1,639,510
 Distributions from venture capital
  limited partnership investments              9,000            29,667
 Purchase of equity investments                   --        (2,880,457)
 Proceeds from recovery of investments
  previously written off                     516,219           222,513
 Issuances of notes receivable              (100,000)               --
 Repayments of notes receivable               27,329                --
                                           ---------         ---------
  Net cash provided (used) by investing
   activities                                850,814          (988,767)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                           (397,426)       (3,694,435)

Cash and cash equivalents at
 beginning of year                           431,943         4,804,340
                                           ---------         ---------
Cash and cash equivalents
 at September 30                          $   34,517       $ 1,109,905
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

2.     Uncertain Future of the Partnership
             ----------------------------------------------------

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

3.     Reclassification
       ----------------

Certain balances in prior periods have been reclassified in accordance with current year balances for comparability.


4.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2005, and December 31, 2004, was $15,234,858 and $15,894,365,
respectively. At September 30, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                     September 30,   December 31,
                                         2005          2004
                                     ------------    -----------
Unrealized appreciation              $    600,518    $   216,293
Unrealized depreciation               (10,096,013)    (9,513,188)
                                       ----------      ---------
Net unrealized depreciation          $ (9,495,495)   $(9,296,895)
                                       ==========      =========

5.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2005 and 2004, were as follows:

                                              2005          2004
                                          ----------    -----------
Management fees                           $  100,104    $   71,170
Reimbursable operating expenses            1,211,676     1,783,447
Individual General Partners' compensation     38,000        30,625


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $1,346,415 due to related parties and included in due to related parties, net at September 30, 2005, and $611,317 due to related parties and included in due to related parties, net at December 31, 2004, respectively, for such reimbursable expenses.

Management fees due to (from) the Managing General Partners were $66,457 and ($3,597) at September 30, 2005, and December 31, 2004, respectively, which are included in due to related parties, net.

Fees due to the Independent General Partners and included in due to related parties, net were $10,000 and $0 at September 30, 2005 and December 31, 2004, respectively.

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

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2005, the Partnership has recognized expense of $216,630. No adjustment to the retention bonus amount previously paid by the Partnership is made upon the resignation of personnel. The Managing General Partners may adjust the retention bonus amount when a replacement person is hired.

As of September 30, 2005 and December 31, 2004, the Partnership has a gross due from related party receivable of $1,365,262 and $557,337, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.
The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments.
Management periodically reviews the receivable for collectibility. Based on this review, management has recorded a reserve on the receivable of $409,579 as of September 30, 2005. There was no such reserve as of December 31, 2004.

6.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2005, and December 31, 2004, marketable equity securities had aggregate costs of $280,576 and $953,141, respectively, and aggregate market values of $82,449 and $507,913, respectively. The net unrealized losses at September 30, 2005, and December 31, 2004, included gross gains of $8,712 and $17,549, respectively.

Restricted Securities
---------------------

At September 30, 2005, and December 31, 2004, restricted securities had aggregate costs of $12,482,467 and $12,819,296, respectively, and aggregate fair values of $5,656,914 and $6,089,557, respectively, representing 104.8 percent and 84.1 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2005, are as follows:

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

Spectrum Equity Investors, L.P.
-------------------------------

In March 2005, the Partnership wrote off its investment in the venture capital limited partnership for a realized a loss of $398,079. The venture capital limited partnership terminated at December 31, 2004. The
Partnership expects no return on its investment.

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

Endocare
--------

In June 2005, the Partnership sold 3,150 shares of its interest in Endocare for proceeds of $13,395 and recorded a realized gain of $2,370. In September 2005, the Partnership sold 26,087 shares of its interest in Endocare for proceeds of $98,539 and recorded a realized gain of $7,236.

Redcell (formerly ConjuChem Inc.)
---------------------------------

In September 2005, the Partnership recovered and recorded a gain of $516,219 from Redcell, an investment that was previously written off.


Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2005, and December 31, 2004, consisted of:

                                                  2005           2004
                                                --------       --------
Demand accounts                               $   34,018     $  431,355
Money market accounts                                499            588
                                               ---------      ---------
 Total                                        $   34,517     $  431,943
                                               =========      =========

8.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2005, the Partnership had no unfunded equity commitments.

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

9.    Financial Highlights
      --------------------

                                   For The Nine Months Ended September 30,
                                   --------------------------------------
                                             2005          2004
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $24.68       $33.37

Loss from investment operations:
 Net investment loss                         (4.35)       (4.53)
 Net realized and unrealized gain
   (loss) on investments                      0.01        (3.14)
                                             -----        -----
 Total from investment
  operations                                 (4.34)       (7.67)
                                             -----        -----
Net asset value, end of period              $20.34       $25.70
                                             =====        =====
Total return                                (17.59)%     (22.99)%

Ratios to average net assets:
 Net investment loss                        (19.32)%     (15.35)%

 Expenses                                    19.67%       15.96%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of September 30, 2005 and December 31, 2004, the General Partners had a deficit capital balance of $2,736,558 and $2,719,019, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement.

10.    Subsequent Events
       -----------------

Subsequent to September 30, 2005, the Partnership sold its entire position in Vencore Solutions, LLC for proceeds of $1,750,000 and recorded a realized gain of $577,534.

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

During the nine months ended September 30, 2005, net cash used by operating activities totaled $1,248,240. The Partnership paid management fees of $30,050 to the Managing General Partners and reimbursed related parties for operating expenses of $476,578. Net advances of $807,925 were made to Dakota Arms during the period. In addition, $28,000 was paid to the Individual General Partners as compensation for their services. The Partnership received interest income of $13,999. Other net receipts were $80,314.

During the nine months ended September 30, 2005, the Partnership funded no equity investments. At September 30, 2005, the Partnership had no commitments to fund additional investments.

Cash and cash equivalents at September 30, 2005, were $34,517.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,163,276 for the quarter ended September 30, 2005, compared to a net decrease in partners' capital resulting from operations of $953,647 for the same period in 2004.

Net unrealized depreciation on equity investments was $7,023,680 and $7,174,967 at September 30, 2005, and December 31, 2004, respectively. During the quarter ended September 30, 2005, and September 30, 2004, the Partnership recorded decreases in net unrealized depreciation on equity investments of $1,264,554 and $350,149, respectively. The decrease in unrealized depreciation during the third quarter of 2005 was primarily due to the significant increase in Vencore Solutions, LLC valuation. The decrease in depreciation in 2004 was primarily attributable to the write-off of WorldRes.com Inc.

Total investment expenses were $630,706 for the quarter ended September 30, 2005, compared to $580,055 for the same period in 2004. The increase is primarily due to bad debt expense of $241,265 against the partnership receivable related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. netted against a $190,614 decrease in administrative and investor services.

During the quarter ended September 30, 2005, the Partnership did not record a gain from venture capital limited partnership investments. During the same period in 2004, the Partnership recorded gains of $29,667.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $1,753,928 for the nine months ended September 30, 2005, compared to a net decrease in partners' capital resulting from operations of $3,100,271 for the same period in 2004.

During the nine months ended September 30, 2005, the Partnership wrote off its investments in OW & W Pacrim Investments Limited and Spectrum Equity Investors, totaling $399,084. During the same period in 2004, the Partnership wrote off its investment in WorldRes.com, Inc., that totaled $1,059,653.

Net unrealized depreciation on equity investments was $7,023,680 and $7,174,967 at September 30, 2005, and December 31, 2004, respectively. During the nine months ended September 30, 2005, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $151,287 compared to a decrease in unrealized depreciation of $844,977 during 2004. The decrease in unrealized depreciation during 2005 was primarily due to net increases in the valuations of equity securities, most significantly Vencore Solutions, LLC. The change in 2004 was primarily attributable to a net increase in the fair value of portfolio companies in the medical and biotechnology industries.

Total investment expenses were $1,771,049 for the nine months ended September 30, 2005, compared to $1,885,271 for the same period in 2004. The decrease is primarily due to decreased investment activity in 2005.

During the nine months ended September 30, 2005, the Partnership recorded $17,187 in realized gains from venture capital limited partnership investments. During the same period in 2004, there were gains of $29,667.

During the nine months ended September 30, 2005 and 2004, interest income was $13,999 and $53,675, respectively. The decrease was primarily the result of reduced cash balances.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  November 14, 2005   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership)