Form 10-K
period 2005-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2006-03-28
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2005

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002, pursuant to unanimous approval by the Independent General Partners in 1999. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004, meeting, the Independent General Partners approved the extension of the Partnership's term to December 31, 2006.

In December of 2005, the Independent General Partners (IGP's) and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the IGP's that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of January 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement.
Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the IGP's, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to ongoing investment operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The following matters were voted on by the Limited Partners in 2005:

The election of two Independent General Partners each to serve for a three-year term or until the earlier termination of the Partnership;

The election of two Managing General Partners each to serve for a three-year term or until the earlier termination of the Partnership;

Ratification of the Independent General Partners' appointment of Grant Thornton LLP as independent registered public accountants of the Partnership. After Grant Thornton subsequently terminated the client-auditor relationship between the Partnership and Grant Thornton, the Independent General Partners voted to ratify their appointment of Heard, McElroy & Vestal, LLP (the Heard Group) as independent registered public accountants of the Partnership.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.
        (b) At December 31, 2005, there were 6,666 record holders of
            Units.
        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                              ------------------------------------------
                                       2005         2004         2003         2002         2001
                                      ------       ------       ------       ------       ------

Total investment income          $    18,475   $   63,848   $  126,774  $   163,645  $   443,273
Net investment loss               (2,524,960)  (2,917,839)  (2,712,933)  (2,811,813)  (2,033,046)
Realized gain (loss) from
 sales of equity investments         296,248   (1,389,117)   6,212,043    1,432,231     (914,464)
Realized loss from
 investment write-offs              (475,520)  (1,059,653)  (7,394,217)  (5,446,528)  (4,909,913)
Realized gain from recovery
 of investments previously
 written off                         516,219      222,513           --           --      107,816
Net realized gain from
 venture capital limited
 partnership investments              21,947       29,667      115,249       27,832      330,123
(Increase) decrease in
 unrealized depreciation          (2,808,771)   1,603,415    6,147,020   (1,831,784)     743,692
  Other income                             --           --      193,830      774,298           --

Net (decrease) increase in
 partners' capital resulting
 from operations                  (4,974,837)  (3,511,014)   2,560,991   (7,855,764)  (6,675,792)

Net (decrease) increase in
 partners' capital resulting
 from operations per Unit             (12.31)       (8.69)         .10       (19.44)      (16.52)

Total assets                       4,043,845    7,795,633   11,404,267    9,940,904   19,109,600

Distributions declared                    --           --    1,770,540           --           --



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed. As described in Note 1 to the financial statements, the Partnership is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.

During the year ended December 31, 2005, net cash used by operating activities totaled $372,800. The Partnership paid management fees of $111,312 to the Managing General Partners and reimbursed related parties for operating expenses of $776,264.
Net advances of $1,840,317 were made to Dakota Arms, Inc., a portfolio company, during the period. In addition, $48,000 was paid to the Independent General Partners as compensation for their services. The Partnership received interest income of $18,475. Investments of $469,383 were funded to portfolio companies primarily in the medical and high tech/financial industries. Proceeds from the sale of equity investments were $2,071,215, primarily related to the sale of the Partnership's investment in VenCore Solutions, LLC. Cash distributions of $13,761 were received from venture capital limited partnership investments.
The Partnership received $148,751 from repayments of notes receivable and $516,219 was recovered from RedCell, Inc., an investment that was previously written off. Other net receipts were $104,055.

At December 31, 2005, there were no unfunded commitments.

Cash and cash equivalents at December 31, 2005, were $59,143.


Results of Operations
---------------------

2005 compared to 2004
---------------------

The net decrease in partners' capital resulting from operations was $4,974,837 for the year ended December 31, 2005 compared to a decrease of $3,511,014 for the year ended December 31, 2004.

Unrealized depreciation on investments was $10,393,317 and $7,174,967 at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the net increase in unrealized depreciation of $2,808,771 was primarily attributable to the sale of VenCore Solutions, LLC and significant decreases in the industrial/business automation, information technology and retail/consumer products investment valuations. During the year ended December 31, 2004, the net decrease in unrealized depreciation of $1,603,415 was due to the write-off of WorldRes.com, Inc. and the sale of Applied NeuroSolutions, Inc. and Acusphere, Inc.

During 2005, net realized gain from sales of equity investments totaled $296,248, primarily the result of the Partnership's sale of its investments in VenCore Solutions, LLC, Celera Genomics Group and Physiometrix, Inc. Net realized loss from sales of equity investments during the year ended December 31, 2004, was $1,389,117, primarily related to the sales of Valentis, Inc., Acusphere, Inc. and Applied NeuroSolutions, Inc.

Investment expenses were $2,543,435 and $2,981,687 for 2005 and 2004, respectively.

During 2005, the Partnership recorded a realized loss from investment write-offs totaling $475,520, which represents the Partnership's investments in OW&W Pacrim Investments, Ltd., CVM Equity Fund IV, Ltd. and Spectrum Equity Investors, L.P. During 2004, the Partnership recorded realized losses from investment write-offs of $1,059,653, which represents the Partnership's total investment in WorldRes.com, Inc.

Net realized gain from venture capital limited partnerships totaled $21,947 and $29,667 in 2005 and 2004, respectively. The gains represented stock and cash distributions from profits of venture capital limited partnerships.

In 2005 and 2004, the Partnership received $516,219 and $222,513 from RedCell, Inc., for notes receivable that were previously written off.

Interest income was $18,475 and $63,848 for the years ended
December 31, 2005 and 2004, respectively. The decrease was the result of decreased notes receivable and short-term investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2004 compared to 2003
---------------------

The net decrease in partners' capital resulting from operations was $3,511,014 for the year ended December 31, 2004, compared to an increase of $2,560,991 for the year ended December 31, 2003.

Unrealized depreciation on investments was $7,174,967 and $8,717,486 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the net decrease in unrealized depreciation of $1,603,415 was due to the write-off of WorldRes.com, Inc. and the sale of Applied NeuroSolutions, Inc. and Acusphere, Inc. During the year ended December 31, 2003, the net decrease in unrealized depreciation of $6,147,020 was attributable to the write-off of investments in Prolinx, Inc., Resolution Sciences Corporation and Pharmadigm, Inc.

Net realized loss from sales of equity investments during the year ended December 31, 2004, was $1,389,117, primarily related to the sales of Valentis, Inc., Acusphere, Inc. and Applied NeuroSolutions, Inc. During 2003, net realized gain from sales of equity investments totaled $6,212,043, primarily the result of the Partnership's sale of its shares in Tessera Technologies, Inc.

Other income was $193,830 for the year ended December 31, 2003, which was from the settlement of disputed legal fees related to an arbitration settlement.

Investment expenses were $2,981,687 and $2,839,707 for 2004 and 2003, respectively.

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

In 2004, the Partnership received a $222,513 payment from RedCell, Inc., for notes receivable that were previously written off.

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

The Partnership does not have a significant exposure to public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies. As described in Note 1 to the financial statements, the Partnership is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

On August 18, 2005, Technology Funding Partners III, L.P., (the "Partnership") filed a Current Report on Form 8-K/A disclosing that on August 16, 2005, Grant Thornton LLP (Grant Thornton) terminated the client-auditor relationship between Grant Thornton and the Partnership.

There were no disagreements with the Partnership's former accountants, Grant Thornton, on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure for the two years ended December 31, 2004, and the subsequent interim period through the date of termination.

On October 24, 2005, the chairman of the Partnership's Audit Committee approved the retention of the Heard Group as the Partnership's independent registered accounting firm. The Partnership has not consulted with the Heard Group regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matter set forth in Item 304 (a) (2) of Regulation S-K (Reg. ss. 229.304 (a) (2)) during the last two fiscal years or thereafter through the date of this report, and no written or oral advice was provided that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing, or financial reporting issue.

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

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Independent General Partners are responsible for the management and administration of the Partnership. The Independent General Partners consist of the two Independent General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Independent General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on May 20, 2005, which information is incorporated herein by reference.

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

Audit Committee
---------------

As of December 31, 2004, the Independent General Partners had established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole consisted of all of the Independent General Partners for each Technology Funding partnership with John W. Muncaster acting as liaison with the Managing General Partners. On March 11, 2005, the Independent General Partners restructured the Audit Committee of the Whole. An Audit Committee was established whereby Harry E. Kitch, an Independent General Partner, will serve as Audit Committee Chairman and the remaining Independent General Partner will serve as an Audit Committee member. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee and the Audit Committee of the Whole did not have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers, directors or employees. In 2005, the Partnership incurred management fees of $123,938. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. The Partnership is governed by a Management Committee that consists of the Independent General Partners and one representative from the Managing General Partners. As compensation for their services, each of the Independent General Partners receive $14,000 annually plus $1,500 for each attended meeting of the Management Committee and committees thereof. In 2005, $48,000 in aggregate of such compensation was paid. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. As disclosed in Footnote 3, the Managing General Partners are reimbursed for expenses related to providing services to the Partnership including compensation to individuals who are officers or partners of the Managing General Partners; such persons are not officers, directors, or employees of the Partnership and receive no direct compensation from the Partnership.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The two Independent General Partners each own 20 Units. The Independent General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $90,421 and $72,202 to its independent public accountants, the Heard Group and Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2005 and 2004, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $12,411 and $19,857 to WTAS, Inc. and Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December
31, 2005 and 2004, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

The Partnership did not pay any fees to the Heard Group, WTAS, Inc., or Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2005 and 2004, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis.
Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2005.

                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------  ---------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

                 Reports of Independent Registered Public Accounting Firms
                  as of December 31, 2005 and 2004, and for the three years ended December 31, 2005
                                Balance Sheets as of December 31, 2005 and 2004
                  Statements of Investments as of
                   December 31, 2005 and 2004
                  Statements of Operations for the years
                   ended December 31, 2005, 2004 and 2003
                  Statements of Partners' Capital for the years
                   ended December 31, 2005, 2004 and 2003
                  Statements of Cash Flows for the years
                   ended December 31, 2005, 2004 and 2003
                  Notes to Financial Statements

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


We have audited the accompanying balance sheet of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. (a Delaware limited partnership, in process of liquidation) (the Partnership), including the statement of investments, as of December 31, 2005, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2005. We believe our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, in December 2005, the Independent General Partners (IGP's) and the Managing General Partners of the Partnership adopted a plan of liquidation and began the implementation thereof. As part of the plan of dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. Further, the Managing General Partners have informed the IGP's that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). As a result, as of December 31, 2005, the Partnership changed its basis of accounting to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2005, are presented at estimated realizable value assuming prompt liquidation as determined by management. It is possible that these estimates and the amount of time required to liquidate the remaining investments will change as the Managing General Partners gain additional information from their efforts to sell the remaining investments and from information provided by the third party retained to assist in selling the assets. We have reviewed the procedures applied by the Managing General Partners in valuing such assets and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of liquidation values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of the remaining assets by the Managing General partners as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. as of December 31, 2005, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.


                                        /S/ HEARD, MCELROY, VESTAL, LLP
Shreveport, Louisiana
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To the Partners of
     Technology Funding Venture Partners V,
      an Aggressive Growth Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2004. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. as of December 31, 2004, and the results of its operations, changes in partners' capital, and its cash flows for the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico																						/S/GRANT THORNTON LLP
March 11, 2005

BALANCE SHEETS
--------------

                                                   December 31,
                                              ---------------------
                                               2005           2004
                                              ------         ------
ASSETS

Investments:
 Equity and debt investments (cost
  basis of $14,251,134 and $13,772,437
  for 2004 and 2003, respectively)      $  3,857,817    $ 6,597,470
                                           ---------      ---------

Cash and cash equivalents                     59,143        431,943
Prepaid expenses                             120,779        199,547
Other assets                                   6,106          9,337
Due from portfolio company                        --        557,336
                                           ---------      ---------
     Total assets                       $  4,043,845    $ 7,795,633
                                           =========      =========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $     46,720    $    21,951
Due to related parties, net                1,805,999        607,719
Other accrued liabilities                     11,771         11,771
                                           ---------      ---------
     Total liabilities                     1,864,490        641,441

Commitments and contingencies
  See Note 10

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                             2,179,355      7,154,192
                                           ---------      ---------
     Total liabilities and
      partners' capital                 $  4,043,845    $ 7,795,633
                                           =========      =========




The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or     December 31, 2005     December 31, 2004
Industry                                   Shares at     ------------------    -----------------
(1)                          Investment  December 31,    Cost        Fair       Cost       Fair
Company            Position     Date        2005         Basis       Value      Basis      Value
----------------   --------  ----------  -----------     -----       -----      -----      -----

Equity Investments
------------------

Short Term Investments
----------------------

Privately Held Securities Available for Immediate Sale
------------------------------------------------------

Medical
-------
4.8% and 2.5% at December 31, 2005 and 2004, respectively
---------------------------------------------------------

Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2004      260,488 $   390,049   $  104,195  $   390,049  $  179,940
                                                   ----------    ---------   ----------   ---------











Public Securities Available for Immediate Sale
----------------------------------------------

Medical
-------
1.6% and 1.8% at December 31, 2005 and 2004, respectively
---------------------------------------------------------

Endocare, Inc.     Common       1996-
 (b)               shares       2004       12,337      40,581       33,805      167,992     127,786
                                                   ----------    ---------   ----------   ---------

Scientific and Technical Instruments
------------------------------------
0.4% and 0.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------

Qualmark          Common
Corp.             shares        2005        4,705       8,187        8,469           --          --
                                                   ----------    ---------   ----------   ---------

Current Bridge Loan Receivable
------------------------------

Industrial/Business Automation
------------------------------
4.9% and 2.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Innergy Power
 Corporation      Bridge
 (b)              loan (2)      2001      244,000     153,064      107,145      201,816     141,271
                                                   ----------     --------   ----------   ---------








Long Term Investments
---------------------

Biomedical
----------
0.0% and 0.8% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Celera Genomics   Common
  Group           shares        2000            0          --           --      141,000      55,894
                                                   ----------    ---------   ----------   ---------

Biotechnology
-------------
14.4% and 4.4% at December 31, 2005 and 2004, respectively
----------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
  (a) (b)         shares        2004    2,029,232     783,883      313,553      783,883    313,553
                                                   ----------    ---------   ----------  ---------

Communications
--------------
0.0% and 2.4% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
iVillage          Common
 Inc.             shares        2004            0          --           --     152,401     169,950
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Triangle          Common
 Biomedical       shares and
 Sciences,        attached
 Inc.(a)          warrants
                  at $28.00;
                  expiring 2009 1999        1,806      37,366           --      37,366          --
                                                   ----------    ---------  ----------   ---------

High Tech/Financial
-------------------
0.0% and 7.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
VenCore Solutions,              2002-
 LLC  (a) (b)     LLC Units     2005            0          --           --     625,000     250,000
VenCore Solutions,              2002-
 LLC  (a) (b)     Various       2004            0          --           --     444,347     253,662
                                                   ----------    ---------  ----------   ---------
                                                           --           --   1,069,347     503,662
                                                   ----------    ---------  ----------   ---------
Industrial/Business Automation
------------------------------
3.4% and 8.7% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,729,035       69,917   2,727,035     522,574
Various                         1997-
 investments      Various       2004      various     259,917        3,999     258,270     102,848
                                                   ----------    ---------  ----------   ---------
                                                    2,988,952       73,916   2,985,305     625,422
                                                   ----------    ---------  ----------   ---------

Information Technology
----------------------
13.0% and 5.9% at December 31, 2005 and 2004, respectively
----------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165   1,050,000      210,000   1,050,000     420,000
KeyEye
 Communications,  Bridge
 Inc. (b)         loan (2)      2005      367,383     368,672       73,734   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------
                                                    1,418,672      283,734   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------



Medical
-------
101.0% and 37.4% at December 31, 2005 and 2004, respectively
------------------------------------------------------------
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,583,422      318,184   1,583,422     636,369
Various                         1996-
 investments      various       2004      various     214,208            0     499,241     154,284
                                                   ----------    ---------  ----------   ---------
                                                    4,522,452    2,200,968   4,807,485   2,673,437
                                                   ----------    ---------  ----------   ---------

Retail/Consumer Products
------------------------
33.6% and 17.6% at December 31, 2005 and 2004, respectively
----------------------------------------------------------
Dakota Arms,      Preferred
 Inc. (a) (b)     shares        2004      571,430   1,000,001      200,001   1,000,001   1,000,003
Dakota Holdings,  LLC           2004-
 LLC  (a) (b)     units         2005    1,520,000   2,547,500      532,000     150,000     262,500
Dakota Holdings,  Bridge
 LLC  (b)         loan (2)      2005          153         153           31     150,000     262,500
                                                   ----------    ---------  ----------   ---------
                                                    3,547,654      732,032   1,150,001   1,262,503
                                                   ----------    ---------  ----------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.0% and 1.7% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Various           Ltd.
 investments      Partnership
                  interests    various   various      360,274            0     835,792     124,052
                                                   ----------    ---------  ----------   ---------


Total equity investments - 177.0% and 92.2% at
 December 31, 2005 and 2004, respectively         $14,251,134   $3,857,817 $13,772,437  $6,597,470
                                                   ----------    ---------  ----------   ---------
Legend and footnotes:

--  No investment held at end of period.
0	 Investment active with a carrying value or fair value of zero.
(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.


(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/05 and 12/31/04.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 4.79 percent to 8 percent.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2005           2004           2003
                               ------         ------         ------
Investment income:
 Notes receivable
  interest                 $   18,135     $   52,985    $   117,580
 Short-term investment
  interest                        340         10,863          9,194
                            ---------      ---------      ---------
  Total investment
   income                      18,475         63,848        126,774

Investment expenses:
 Management fees              123,938         91,361        166,618
 Independent General
  Partners' compensation       48,000         55,625         40,000
 Administrative and
  investor services         1,151,785      1,925,418      1,845,003
 Investment operations        525,885        644,568        483,957
 Professional fees            161,391         92,316        196,649
 Computer services            111,167        172,352        107,480
 Interest and other expenses   11,690             47             --
 Bad debt expense             409,579             --             --
                            ---------      ---------      ---------
  Total investment
   expenses                 2,543,435      2,981,687      2,839,707
                            ---------      ---------      ---------
Net investment loss        (2,524,960)    (2,917,839)    (2,712,933)
                            ---------      ---------      ---------

 Realized gain (loss)
  from sales of equity
  investments                 296,248     (1,389,117)     6,212,043
 Realized loss from
  investment write-offs      (475,520)    (1,059,653)    (7,394,217)
 Realized gain from
  recovery of investments
  previously written off      516,219        222,513             --
 Net realized gain from
  venture capital limited
  partnership investments      21,947         29,667        115,249
                            ---------      ---------      ---------
Net realized gain
  (loss)                      358,894     (2,196,590)    (1,066,925)
                            ---------      ---------      ---------



STATEMENTS OF OPERATIONS (continued)
-----------------------------------

                                  For the Years Ended December 31,
                               ------------------------------------
                                2005           2004           2003
                               ------         ------         ------
Net (increase) decrease in
 unrealized depreciation   (2,808,771)     1,603,415      6,147,020
                            ---------      ---------      ---------

Other income                       --             --        193,830
                            ---------      ---------      ---------

Net (decrease) increase
 in partners' capital
 resulting from
 operations               $(4,974,837)   $(3,511,014)   $ 2,560,991
                            =========      =========      =========
Net (decrease) increase
 in partners' capital
 resulting from
 operations per Unit      $    (12.31)    $    (8.69)   $       .10
                            =========      =========      =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2005, 2004 and 2003:

                                 Limited       General
                                 Partners      Partners     Total
                                 --------      --------     -----

Partners' capital,
  January 1, 2003             $13,305,996  $(3,431,241)  $9,874,755

Net investment loss                    --   (2,712,934)  (2,712,934)
Net realized income (loss)        114,096   (1,181,021)  (1,066,925)
Net (increase) decrease in
 unrealized depreciation          (70,976)   6,217,996    6,147,020
Distributions                          --   (1,770,540)  (1,770,540)
Other income                           --      193,830      193,830
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2003            13,349,116   (2,683,909)  10,665,206

Net investment loss            (2,888,662)     (29,177)  (2,917,839)
Net realized loss              (2,174,624)     (21,966)  (2,196,590)
Net decrease in unrealized
 depreciation                   1,587,381       16,034    1,603,415
                               ----------    ---------   ----------
Partners' capital,
 December 31, 2004              9,873,211   (2,719,019)   7,154,192

Net investment loss            (2,499,710)     (25,250)  (2,524,960)
Net realized gain                 355,304        3,590      358,894
Net increase in unrealized
 depreciation                  (2,780,683)     (28,088)  (2,808,771)
                               ----------    ---------   ----------
Partners' capital,
  December 31, 2005           $ 4,948,122  $(2,768,767)  $2,179,355
                               ==========    =========   ==========





The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2005          2004           2003
                                   ------        ------         ------
Net (decrease) increase in
 partners' capital resulting
 from operations              $(4,974,837)   $(3,511,014)  $ 2,560,991

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Bad debt expense                409,579             --            --
  Increase (decrease) in
   unrealized depreciation on
   investments                  2,808,771     (1,603,415)   (6,147,020)
  Realized (gain) loss from
   sales of equity investments   (296,248)     1,389,117    (6,212,043)
  Realized loss from
   investment write-offs          475,520      1,059,653     7,394,217
  Realized gain from
   recovery of investments
   previously written off        (516,219)      (222,513)           --
  Net realized gain from
   venture capital limited
   partnership investments        (21,947)       (29,667)     (115,249)
Net changes in operating assets
 and liabilities:
  Prepaid expenses                 78,768         78,769        78,790
  Other receivables                    --        117,734       656,564
  Due from portfolio company   (1,840,317)      (557,336)           --
  Accrued interest on notes
   receivable                      (2,713)        10,184        25,070
  Due to related parties, net   1,198,280        (89,832)      676,272
  Accounts payable and accrued
   expenses                        24,769        (19,559)       (3,360)
  Other changes, net                3,231         11,889       185,235
  Notes receivable issued        (467,383)            --       (50,000)
  Repayments of notes receivable  148,751             --            --
  Purchase of equity
   investments                     (2,000)    (3,055,457)   (1,351,753)
  Proceeds from sales of
   equity investments           2,071,215      1,796,870     7,011,933
  Proceeds from recovery of
   investments previously
   written off                     516,219       222,513            --




STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                   -----------------------------------
                                    2005          2004           2003
                                   ------        ------         ------
Distributions from venture
   capital limited partnership
   investments                      13,761        29,667       115,249
                                 ---------     ---------    ----------
Net cash (used) provided by
 operating activities            (372,800)    (4,372,397)    4,824,896
                                 ---------     ---------    ----------
Cash flows from financing
 activities:
  Distributions to General
   Partners                             --            --    (1,770,540)
                                 ---------     ---------    ----------
    Net cash used by
     financing activities               --            --    (1,770,540)
                                 ---------     ---------    ----------

Net (decrease) increase in
 cash and cash equivalents        (372,800)   (4,372,397)    3,054,356
Cash and cash equivalents
 at beginning of year              431,943     4,804,340     1,749,984
                                 ---------     ---------    ----------
Cash and cash equivalents
 at end of year                 $   59,143   $   431,943   $ 4,804,340
                                 =========     =========    ==========

Supplemental disclosure of
 non-cash activity:
  Conversion of due from
   portfolio company, net to
   investments                  $1,988,074    $       --   $        --
                                 =========     =========    ==========





The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on June 26, 1989. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Independent General Partners are responsible for the management and administration of the Partnership. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are two Independent General Partners.

For the period from June 26, 1989, through May 1990, the Partnership was inactive. The Partnership commenced selling Units of limited partnership interest (Units) in May 1990. On January 2, 1991, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on December 31, 1992.
The Partnership's original contributed capital was $40,040,046, consisting of $40,000,000 from Limited Partners for 400,000 Units and $40,046 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 2000, pursuant to unanimous approval by the Independent General Partners in 1998. The Partnership's term was extended for an additional two-year period to December 31, 2002, pursuant to unanimous approval by the Independent General Partners in 1999. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004, meeting, the Independent General Partners approved the extension of the Partnership's term to December 31, 2006.

Liquidation of the Partnership
------------------------------

In December of 2005, the Independent General Partners and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Independent General Partners that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of January 31, 2006, substantially all of the publicly traded holdings had been liquidated.
As of December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Independent General Partners, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to ongoing investment operations.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting of a partnership in liquidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

Investments are carried at estimated liquidation amounts, which management believes approximate estimated fair value as determined below:

Equity Investments
------------------

The Independent General Partners has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Independent General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures.

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

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Independent General Partners after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value. It is possible that these estimates of value and the estimated amount of time required to liquidate the assets will change as the Managing General Partners gain additional information from their efforts to sell the remaining investments and from information provided by the third party retained to assist in selling the assets.

At December 31, 2005 and 2004, the investment portfolio included private company investments and venture capital limited partnership investments totaling $3,815,543 and $6,089,557, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Based on recent market analysis and attempts to liquidate the Partnerships interests in its venture capital limited partnership investments, management has valued all remaining interests at $0. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in fair value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

Notes Receivable
----------------

The fair value of notes receivable is determined in good faith by the Managing General Partners under the authority of the Independent General Partners. Fair value is generally defined as the amount the Partnership could reasonably expect to receive from another party wishing to acquire the notes and accrued interest on the valuation date. The values determined for the Partnership's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Managing General Partners' assessment of fair value indicates that future collectability of interest or principal is in doubt, notes are placed on nonaccrual status.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2005 and 2004, was $15,783,258 and $15,894,365, respectively. At
December 31, 2005 and 2004, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:




                                      December 31,   December 31,
                                          2005           2004
                                      ------------   ------------
Unrealized appreciation                       428    $   216,293
Unrealized depreciation               (11,925,869)    (9,513,188)
                                       ----------     ----------
Net unrealized depreciation           (11,925,441)   $(9,296,895)
                                       ==========     ==========

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2005, 2004 and 2003, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Reclassifications
-----------------

Certain balances in prior periods have been reclassified in accordance with current year balances for comparability.

2.  Basis of Accounting and Presentation of the Statements
    ------------------------------------------------------

As of December 31, 2005, the Partnership is in liquidation and will not continue as a going concern. The accompanying financial statements are shown on the liquidation basis, and all amounts have been presented at their estimated liquidation value, which management believes approximates its historical basis of accounting and as a result, no specific adjustments have been made to the amounts presented or to the labeling of the statements to reflect liquidation accounting.

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 2005, 2004 and 2003, related party costs were as follows:









                                           2005        2004       2003
                                         --------    --------   --------
Management fees                           123,938 $   91,361  $  166,618
Independent General Partners'
 compensation                              48,000     55,625      40,000
Reimbursable operating expenses:
  Administrative, investor
   services, professional fees,
   interest and other expenses          1,324,866  2,017,781   2,041,652
  Investment operations                   525,885    644,568     483,957
  Computer services                       111,167    172,352     107,480


Management fees are 1 percent per annum of adjusted capital contributions. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due (to) from the Managing General Partners were $(9,029) and $3,597 and were included in due to related parties, net at December 31, 2005 and 2004, respectively.

As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for each attended meeting of the Independent General Partners or committee thereof. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Independent General Partners. The Independent General Partners each own 20 Units.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering Expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. The Managing General Partners of this Partnership serve in a similar capacity for other partnerships, and all reimbursed expenses are allocated to the various partnerships based on a number of factors including the size of each partnership, the number of active portfolio companies, and the amount of time spent by various employees of the Managing General Partners on the specific affairs of any one partnership. Amounts due to related parties for such expenses were $1,796,970 and $611,317, and were included in due to related parties, net at December 31, 2005 and 2004, respectively.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

As of December 31, 2005 and 2004, the Partnership has a due from related party receivable of $0 and $557,336, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. At December 31, 2005, $2,397,500 of this receivable was converted into additional equity investments in Dakota Holdings and the remaining $153 was converted into a bridge loan with an interest rate of 4.79 percent.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Independent General Partner meeting, was prepaid by the Partnership in October and December 2002. At December 31, 2005, the amount of prepaid operating expenses was $371,570 and is being amortized over the remaining expected employment period. During 2005, 2004 and 2003, the Partnership recognized $78,768, $78,780 and $78,790 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

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

4.  Allocation of Profits and Losses
    --------------------------------

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

Marketable Equity Securities
----------------------------

At December 31, 2005 and 2004, marketable equity securities had aggregate costs of $255,486 and $953,141, respectively, and aggregate fair market values of $42,274 and $507,913, respectively. The net unrealized losses at December 31, 2005 and 2004, included gross gains of $282 and $17,549, respectively.

Restricted Securities
---------------------

At December 31, 2005 and 2004, restricted securities had aggregate costs of $13,995,648 and $12,819,296, respectively, and aggregate fair market values of $3,815,543 and $6,089,557, respectively, representing 175.1 percent and 85.1 percent, respectively, of the total partners' capital of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2005 are as follows:

Celera Genomics Group
---------------------

In March 2005, the Partnership sold its entire holdings in the company for proceeds of $41,551 and recorded a realized loss of $99,449.

CVM Equity Fund IV, Ltd.
------------------------

During 2005, the Partnership received a final liquidating stock distribution, NAVSYS, and wrote off its entire investment in the venture capital limited partnership, recording a realized loss of $76,436. No gain was recorded for NAVSYS, as it is a privately held stock with no current market value.

Dakota Holdings, LLC
--------------------

In December 2005, the Partnership converted its due from portfolio company of $2,397,653 to $2,397,500 of LLC units and the remaining $153 into a bridge loan with an interest rate of 4.79 percent.

Endocare, Inc.
--------------

During 2005, the Partnership sold 38,777 shares of its interest in Endocare for proceeds of $138,225 and recorded realized gains of $10,807.

Innergy Power Corporation
-------------------------
During 2005, the Partnership received $48,751 in bridge loan repayments. In December 2005, the Partnership purchased 15,245 additional Series C preferred shares at a cost of $2000.

iVillage Inc.
-------------

In March 2005, the Partnership sold its entire holdings in the company for proceeds of $151,732 and recorded a realized loss of $669.

KeyEye Communications, Inc.
---------------------------

In December 2005, the Partnership issued a bridge loan to the company in the amount of $367,383 with an interest rate of 8 percent.


OW&W Pacrim Investments Limited
-------------------------------

In March 2005, the Partnership received notice that the venture capital limited partnership was terminating. During 2005, the Partnership received final distributions of $13,111 and wrote off its entire investment in the venture capital limited partnership recording a realized loss of $1,005.

Physiometrix, Inc.
-----------------

In March 2005, the Partnership sold its entire holdings in the company for proceeds of $93,049 and recorded a loss of $191,975.

Qualmark Corp.
--------------

In June 2005, the Partnership received a stock distribution in the amount of 4,705 shares for a gain of $8,187.

RedCell, Inc.
-------------

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

Trinity Ventures IV, L.P.
-------------------------

In December 2005, the Partnership received a cash distribution and recorded a realized gain of $649.


VenCore Solutions, LLC
----------------------

In January 2005, the company converted the Partnership's three notes receivable, including accrued interest, for 444,124 Series A Units at a cost of $444,124. In June 2005, the Partnership invested in the company with a convertible bridge loan in the amount of $100,000 with a fixed interest rate of 10 percent. The note and accrued interest was repaid October 2005 when the Partnership sold its entire holdings in the company for proceeds of $1,646,658 and recorded gains of $577,534.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.


6.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     2005          2004           2003
                                    ------        ------         ------
S>
Unrealized depreciation
 from cost of marketable
 equity securities              $   (213,212)  $  (445,228)  $(1,115,141)

Unrealized depreciation
 from cost of non-marketable
 equity securities               (10,180,105)   (6,729,739)   (7,663,241)
                                  ----------    ----------    ----------
Unrealized depreciation
 from cost at end of year        (10,393,317)			(7,174,967)   (8,778,382)

Unrealized depreciation
 from cost at beginning
 of year                          (7,174,967)			(8,778,382)  (14,925,402)

Bad debt allowance                   409,579            --            --
                                  ----------    ----------    ----------
Net (increase) decrease in
 unrealized depreciation
 of equity investments          $ (2,808,771)		$ 1,603,415   $ 6,147,020
                                  ==========    ==========    ==========

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2005 and 2004, consisted of:

                                               2005                2004
                                             --------            --------
Demand accounts                               $58,673            $431,355
Money market accounts                             470                 588
                                              -------           ---------
  Total                                       $59,143            $431,943
                                             ========           =========


8.  Short-Term Borrowings
    ---------------------

There were no short-term borrowings in 2005 and 2004.


9.  Distributions
    -------------

There were no tax distributions to the General Partners during 2005 and 2004.


10. Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. As of December 31, 2005 the Partnership had no of unfunded commitments.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.


11. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                   2005          2004          2003
                                  ------        ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $24.68        $33.37        $33.27

Loss from investment
 operations:
  Net investment loss              (6.25)        (7.22)        (0.48)
  Net realized and unrealized
   (loss) gain on investments      (6.06)        (1.47)          .58
                                   -----        ------        ------
  Total from investment
   operations                     (12.31)        (8.69)          .10
                                   -----        ------        ------
Net asset value, end of period    $12.37        $24.68        $33.37
                                   =====        ======        ======

Total return                      (49.88)%      (26.04)%        0.30%

Ratios to average net assets:

 Net investment loss              (33.73)%      (24.88)%       (1.44)%

 Expenses                         (34.32)%      (25.68)%      (21.30)%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Per the terms of the limited partnership agreement, subsequent to final liquidation of all partnership assets, the General Partners would be required to contribute capital equal to the amount of the General Partners' deficit capital account, if applicable.

12. Subsequent Event
    ----------------

Subsequent to the year ending December 31, 2005, the Partnership guaranteed an existing line of credit for CheckTech Financial
Corporation, a portfolio company, in the amount of $50,000.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  March --, 2006    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President, Chief Executive Officer,
                                Chief Financial Officer and
                                Chairman of Technology Funding Inc.
                                and Managing General Partner of
                                Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March --, 2006
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Venture Partners V, L.P.     11:10 AM     03/28/06
(a Delaware limited partnership, in process of liquidation)

Page 26 of 46
Technology Funding Venture Partners V, L.P.
(a Delaware limited partnership, in process of liquidation)