Form 10-Q
period 2006-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2006-05-09
CIK 850877

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2006             2005
                                             ------------      ------------
ASSETS
Equity investments (cost of
 $14,432,855 and $14,251,134 at
 March 31, 2006 and December 31,
  2005, respectively)                        $ 3,615,529      $ 3,857,817
Cash and cash equivalents                         14,444           59,143
Prepaid expenses                                 101,087          120,779
Other assets                                       7,117            6,106
                                              ----------        ---------
     Total assets                            $ 3,738,177      $ 4,043,845
                                              ==========        =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses        $    55,441      $    46,720
Due to related parties, net                           --        1,805,999
Note payable to related parties                2,237,431               --
Other liabilities                                 21,771           11,771
                                              ----------        ---------
     Total liabilities                         2,314,643        1,864,490

Commitments and contingencies (See Note 7)

Partners' capital
 Limited Partners                              4,199,859        4,948,122
  (400,000 units outstanding)
 General Partners                             (2,776,325)      (2,768,767)
                                              ----------        ---------
 Total partners' capital                       1,423,534        2,179,355
                                              ----------        ---------
     Total liabilities and partners' capital $ 3,738,177      $ 4,043,845
                                              ==========        =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                           Principal
                                           Amount or       March 31, 2006        December 31, 2005
Industry                                   Shares at     -----------------       -----------------
(1)                          Investment    March 31,    Cost         Fair        Cost        Fair
Company            Position     Date         2006       Basis        Value       Basis       Value
----------------   --------  ----------  -----------    -----        -----       -----       -----
Equity Investments
------------------
Privately Held Securities Available for Immediate Sale
-----------------------------------------------------
Medical
-------
7.3% and 4.8% at March 31, 2006 and December 31,2005, respectively
------------------------------------------------------------------

Sanarus
Medical,          Preferred     1999-
Inc. (a)(b)       Shares        2004      260,488  $  390,049    $ 104,195  $  390,049   $ 104,195
                                                   ----------    ---------  ----------   ---------

Public Securities Available for Immediate Sale
----------------------------------------------

Medical
-------
0.1% and 1.6% at March 31, 2006 and December 31, 2005, respectively
------------------------------------------------------------------


Endocare,
Inc. (b)           Common          1996-
                   Shares          2004     2,272       7,951        7,814      40,581      33,805
                                                   ----------    ---------  ----------   ---------
Scientific and Technical Instruments
------------------------------------
0.7% and 0.4% at March 31, 2006 and December 31, 2005, respectively
------------------------------------------------------------------

Qualmark,         Common
 Corp. (b)        Shares           2005     4,705       8,187        9,881       8,187       8,469
                                                   ----------    ---------  ----------   ---------
Current Bridge Loan Receivable
-------------------------------

Industrial/ Business Automation
-------------------------------
7.1% and 4.9% at March 31, 2006 and December 31, 2005, respectively
-------------------------------------------------------------------

Innergy Power    Bridge
 Corporation     Loan             2001    244,000     143,444      100,411     153,064     107,145
    (b)                                              --------    ---------  ----------   ---------

Biotechnology
-------------
22.0% and 14.4% at March 31, 2006, and December 31, 2005, respectively
----------------------------------------------------------------------

CellzDirect, Inc. Preferred     2002-
  (a) (b)         shares        2004    2,029,232     783,883      313,553     783,883     313,553
                                                   ----------    ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999        1,806      37,366            0      37,366           0
                                                   ----------    ---------   ---------   ---------

Industrial/Business Automation
------------------------------
5.0% and 3.4% at March 31, 2006, and December 31, 2005, respectively
---------------------------------------------------------------------
Innergy Power
Corporation     Preferred       1995-
(a) (b)            shares       2005   964,947      2,736,513       70,404   2,729,035      69,917
Various                         2001-
 investments      various       2004   various        250,877          614     259,917       3,999
                                                   ----------    ---------  ----------   ---------
                                                    2,987,390       71,018   2,988,952      73,916
                                                   ----------    ---------  ----------   ---------

Information Technology
----------------------
20.0% and 13.0% at March 31, 2006, and December 31, 2005, respectively
----------------------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004   5,366,165    1,050,000      210,000   1,050,000     210,000
KeyEye
 Communications,  Bridge
 Inc. (b)         loan (2)      2005     367,383      375,919       75,184     368,672      73,734
                                                   ----------    ---------  ----------   ---------
                                                    1,425,919      285,184   1,418,672     283,734
                                                   ----------    ---------  ----------   ---------
Medical
-------
132.3% and 101.0% at March 31, 2006, and December 31, 2005, respectively
------------------------------------------------------------------------
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2003   1,083,810    2,724,822    1,882,784   2,724,822   1,882,784
Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004   2,005,787    1,583,422            0   1,583,422     318,184
Various                         1996-
 investments      various       2002     various      214,218            0     214,208           0
                                                   ----------    ---------  ----------   ---------
                                                    4,522,462    1,882,784   4,522,452   2,200,968
                                                   ----------    ---------  ----------   ---------

Retail/Consumer Products
------------------------
54.5% and 33.6% at March 31, 2006, and December 31, 2005, respectively
----------------------------------------------------------------------
Dakota Arms,      Preferred
 Inc.(a) (b)      shares        2004     571,430    1,000,001      200,001   1,000,001     200,001
Dakota Holdings,  LLC           2004-
 LLC (a) (b)      units         2005   1,520,000    2,547,500      532,000   2,547,500     532,000
Dakota Holdings,  Bridge
 LLC (b)          loan (2)      2005     216,346      218,440       43,688         153          31
                                                   ----------    ---------  ----------   ---------
                                                    3,765,941      775,689   3,547,654     732,032
                                                   ----------    ---------  ----------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.6% and 0.0% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Various           Ltd.
 investments      partnership
                  interests    various                360,263       65,000     360,274           0
                                                   ----------    ---------  ----------   ---------

Total investments - 254.0% and 177.0% at
 March 31, 2006, and December 31, 2005,
 respectively                                     $14,432,855   $3,615,529 $14,251,134  $3,857,817
                                                   ==========    =========  ==========   =========

Legend and footnotes:

0	 Investment active with a carrying value or fair value of zero.

(a)	Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1)	Represents the total fair value of a particular industry segment as a percentage of partners' capital at 03/31/06 and 12/31/05.

(2)	The Partnership has no income-producing equity investments except for convertible notes which include accrued interest. Interest rates on such notes range from 4.79 to 8 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              2006          2005
                                           ---------      ---------
Investment income:
 Notes receivable interest                 $  19,745      $   3,506
 Short-term interest income                       10            115
                                             -------        -------
   Total investment income                    19,755          3,621

Investment expenses:
 Management fees                              25,638         20,191
 Individual General Partners' compensation    10,000         15,000
 Investment operations                        81,667        101,840
 Administrative and investor services        223,344        306,692
 Professional fees                            24,184         46,125
 Computer services                            31,637         32,148
 Interest expense                                 --             28
                                             -------        -------
   Total investment expenses                 396,470        522,024
                                             -------        -------
Net investment loss                         (376,715)      (518,403)
                                             -------        -------
Realized loss from venture capital
 limited partnership write-offs                   --       (399,085)
Realized loss from equity investments
 write-offs                                   (4,210)            --
Net realized gain (loss) from sales
 of equity investments                        49,113       (292,093)
Realized gain from venture capital
 limited partnership investments                  --          9,000
                                             -------        -------
Net realized gain (loss)                      44,903       (682,178)
                                             -------        -------
(Increase) decrease in unrealized
 depreciation:
  Equity investments                        (424,009)       101,344
                                             -------        -------
Net (increase) decrease in
  unrealized depreciation                   (424,009)       101,344
                                             -------        -------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Net decrease in partners'
 capital resulting from operations       $  (755,821)   $(1,099,237)
                                           =========        =======

Net decrease in partners'
 capital resulting from operations
 per Unit                                  $   (1.87)   $     (2.72)
                                             =======        =======






























The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                              2006              2005
                                           ---------         ---------
Net decrease in partners'
 capital resulting from operations       $  (755,821)      $(1,099,237)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations
 to net cash used by operating
 activities:
 Net realized (gain) loss from sales
  of equity investments                      (49,113)          292,093
 Realized loss from venture capital
  limited investment write-offs                   --           399,085
 Realized loss from equity investment
  write-offs                                   4,210                --
 Realized gain from venture capital
  limited partnership investments                 --            (9,000)
 Net increase (decrease) in unrealized
  depreciation of equity investments         424,009          (101,344)
  Net change in operating assets and
  liabilities:
 Accrued interest on notes
  receivable                                  (4,500)           13,348
 Prepaid expenses                             19,692            19,692
 Accounts payable
  and accrued expenses                         8,721           (20,877)
 Due to related parties, net                 431,432           (28,119)
 Other assets and liabilities, net             8,989             3,360



STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

 Proceeds from sales of equity
  investments                                 81,743           286,332
 Purchase of equity investments               (7,488)               --
 Notes receivable issued                    (216,193)               --
 Repayments of notes receivable                9,620                --
 Proceeds from venture capital
  limited partnership investments                 --             9,000
                                           ---------         ---------
  Net cash used by operating
   activities                                (44,699)         (235,667)
                                           ---------         ---------
Net decrease in cash and
 cash equivalents                            (44,699)         (235,667)

Cash and cash equivalents at
 beginning of year                            59,143           431,943
                                           ---------         ---------
Cash and cash equivalents
 at March 31                              $   14,444        $  196,276
                                           =========         =========

Supplemental disclosure of
 Non-cash activity:
  Conversion of due to related
  parties to Note payable
  to related parties                      $2,237,431        $       --
                                           =========         =========















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year or other interim periods.

2.  	Liquidation of the Partnership
------------------------------

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of March 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of and since December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to new investment operations, only follow-on investment operations.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax basis accounting. The cost of investments on a tax basis at March 31, 2006, and December 31, 2005, was $15,965,251 and $15,783,258,
respectively. At March 31, 2006, and December 31, 2005, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2006          2005
                                      -----------    -----------
Unrealized appreciation              $      1,840   $        428
Unrealized depreciation               (12,351,562)   (11,925,869)
                                        ---------      ---------
Net unrealized depreciation          $(12,349,722)  $(11,925,441)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2006 and 2005, were as follows:

                                              2006           2005
                                            --------       --------
Management fees                             $ 25,638      $ 20,191
Individual General Partners' compensation     10,000        15,000
Reimbursable operating expenses              360,832       486,805



The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual cost periodically. There was $0 and $1,796,970 due to related parties and included in due to related parties, net at March 31, 2006, and December 31, 2005, respectively, for such reimbursable expenses.

Management fees due to the Managing General Partners and included in the note payable to related parties, were $34,668 at March 31, 2006, and included in due to related parties of $9,029 at December 31, 2005.

Fees due to the Independent General Partners and included in related parties, net were $10,000 and $0 as of March 31, 2006 and December 31, 2005, respectively.

Effective March 31, 2006, the managing general partners converted the inter-company payable of $2,237,431 to a note payable bearing an interest rate of 5%. Principal and interest are due in full on December 31, 2006.

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

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2006, the Partnership has recognized expense of $256,018. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.


5.     Equity Investments
       ------------------

All investments are valued at liquidation value as determined in good faith by the Managing General Partners and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2005.

Marketable Equity Securities
----------------------------

At March 31, 2006, and December 31, 2005, marketable equity securities had aggregate costs of $222,856 and $255,486, respectively, and aggregate market values of $17,695 and $42,274, respectively. The net unrealized losses at March 31, 2006, and December 31, 2005, included gross gains of $1,694 and $282, respectively.

Restricted Securities
---------------------

At March 31, 2006, and December 31, 2005, restricted securities had aggregate costs of $14,209,999 and $13,995,648, respectively, and aggregate fair values of $3,597,834 and $3,815,543, respectively, representing 252.7 percent and 175.1 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2006, are as follows:

Endocare, Inc.
---------------------

In January 2006, the Partnership sold 10,066 shares of its interest in Endocare for proceeds of $29,343 and recorded a realized loss of $3,288.

Laser Diagnostic Technologies, Inc.
----------------------

In January 2006, the Partnership received additional proceeds of $20,838 related to the sale of its entire holdings in the company which occurred in April 2005. The entire amount was recorded as a gain.

Vencore Solutions, LLC
----------------------

In March 2006, the Partnership received additional proceeds of $31,563 related to the sale of its entire holdings in the company which occurred in October 2005. The entire amount was recorded as a gain.

Capital Valley Ventures
-----------------------

Subsequent to March 31, 2006, the Partnership entered into an agreement to sell its entire position in the company for $65,000. As a result, the Partnership has valued the company accordingly in the accompanying financial statements.

Dakota Holdings, Inc.
----------------------

During the first quarter of 2006, the partnership issued an additional $216,193 on the company's bridge loan financing and accrued interest of $2,093.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2005, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2006, and December 31, 2005, consisted of:

                                                  2006           2005
                                                --------       --------
Demand accounts                                 $ 14,003       $ 58,673
Money market accounts                                441            470
                                               ---------        -------
 Total                                          $ 14,444       $ 59,143
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

As of March 31, 2006, the Partnership has guaranteed an existing line of credit for CheckTech Financial Corporation, a portfolio company, in the amount of $50,000.

8.    Financial Highlights
      --------------------
The following table presents comparative financial results per limited partner unit.

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                             2006          2005
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $12.37       $24.68

Loss from investment
 operations:
  Net investment loss                        (0.93)       (1.28)
  Net realized and unrealized
   (loss) gain on investments                (0.94)       (1.44)
                                             -----        -----
  Total from investment
   operations                                (1.87)       (2.72)
                                             -----        -----
Net asset value, end of period              $10.50       $21.96
                                             =====        =====
Total return (loss)                        (15.12)%      (11.02)%

Ratios to average net assets:
 Net investment loss                        (8.15)%      (5.50)%

 Expenses                                   (8.67)%      (5.60)%

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. As of and since December 31, 2005, the Partnership is in liquidation and will not continue as a going concern.
The accompanying financial statements are shown on the liquidation basis, and all amounts have been presented at their estimated liquidation value, which management believes approximates its historical basis of accounting and as a result, no specific adjustments have been made to the amounts presented or to the labeling of the statements to reflect liquidation accounting. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in
Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2005. In the absence of readily obtainable market values, the estimated liquidation value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.
During the three months ended March 31, 2006, net cash used by operating activities totaled $44,699. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for other investment expenses of $0. In addition, $0 was paid to the Individual General Partners as compensation for their services.
During the three months ended March 31, 2006, the Partnership funded no equity investments. At March 31, 2006, the Partnership had no commitments to fund additional investments.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $755,821 for the three months ended March 31, 2006, compared to a net decrease in partners' capital resulting from operations of $1,099,237 for the same period in 2005.

During the quarter ended March 31, 2006, there were no venture capital limited partnership investment write-offs. During the quarter ended March 31, 2005, there were two venture capital limited partnership investment write-offs totaling $399,085.

Net unrealized depreciation on equity investments was $10,817,326 and $10,393,317 at March 31, 2006, and December 31, 2005, respectively. During the quarter ended March 31, 2006, the Partnership recorded an increase in net unrealized depreciation on equity investments of $424,009, compared to a decrease in unrealized depreciation of $101,344 during 2005. The decrease in depreciation in 2006 was primarily attributable to the write-down of Impres Medical, Inc.

Total investment expenses were $396,470 for the quarter ended March 31, 2006, compared to $522,024 for the same period in 2005. The decrease was due to decreased activity in investment operations, administrative, and investor services, professional fees, and computer service.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 9, 2006              By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P. (a Delaware limited partnership in process of liquidation)
5/9/2006   2:30 PM