Form 10-K/A
period 2005-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2006-05-23
CIK 850877

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-K/A

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

The Partnership incorporates by reference the document listed below:

The Partnership's annual report on Form 10-K for the year ended December 31, 2005, filed on March 28, 2006, file number 814-00082.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS V,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  March 28, 2006    By: /s/Charles R. Kokesh
                             --------------------------------
                                Charles R. Kokesh
                                President, Chief Executive Officer,
                                Chief Financial Officer and
                                Chairman of Technology Funding Inc.
                                and Managing General Partner of
                                Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                Date
          ---------           --------                ----

 /s/Charles R. Kokesh         President, Chief       March 28, 2006
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Venture Partners V, L.P.     1:37 PM     05/23/06
(a Delaware limited partnership, in process of liquidation)

Page 1 of 4
Technology Funding Venture Partners V, L.P.
(a Delaware limited partnership, in process of liquidation)