Form 10-K/A
period 2005-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS V
filed 2006-06-01
CIK 850877

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
 Sciences,        attached
 Inc.(a)          warrants
                  at $28.00;
                  expiring 2009 1999        1,806      37,366           --      37,366          --
                                                   ----------    ---------  ----------   ---------

High Tech/Financial
-------------------
0.0% and 7.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
VenCore Solutions,              2002-
 LLC  (a) (b)     LLC Units     2005            0          --           --     625,000     250,000
VenCore Solutions,              2002-
 LLC  (a) (b)     Various       2004            0          --           --     444,347     253,662
                                                   ----------    ---------  ----------   ---------
                                                           --           --   1,069,347     503,662
                                                   ----------    ---------  ----------   ---------
Industrial/Business Automation
------------------------------
3.4% and 8.7% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Innergy Power
 Corporation      Preferred     1995-
 (a) (b)          shares        2002      890,006   2,729,035       69,917   2,727,035     522,574
Various                         1997-
 investments      Various       2004      various     259,917        3,999     258,270     102,848
                                                   ----------    ---------  ----------   ---------
                                                    2,988,952       73,916   2,985,305     625,422
                                                   ----------    ---------  ----------   ---------

Information Technology
----------------------
13.0% and 5.9% at December 31, 2005 and 2004, respectively
----------------------------------------------------------
KeyEye
 Communications,  Preferred     2002-
 Inc. (a) (b)     shares        2004    5,366,165   1,050,000      210,000   1,050,000     420,000
KeyEye
 Communications,  Bridge
 Inc. (b)         loan (2)      2005      367,383     368,672       73,734           0           0
                                                   ----------    ---------  ----------   ---------
                                                    1,418,672      283,734   1,050,000     420,000
                                                   ----------    ---------  ----------   ---------



Medical
-------
101.0% and 37.4% at December 31, 2005 and 2004, respectively
------------------------------------------------------------
Atherotech,       Preferred     2000-
 Inc. (a) (b)     shares        2002    1,055,372   2,724,822    1,882,784   2,724,822   1,882,784
Impres Medical,   Preferred     2002-
 Inc.(a) (b)      shares        2004    2,005,787   1,583,422      318,184   1,583,422     636,369
Various                         1996-
 investments      various       2004      various     214,208            0     499,241     154,284
                                                   ----------    ---------  ----------   ---------
                                                    4,522,452    2,200,968   4,807,485   2,673,437
                                                   ----------    ---------  ----------   ---------

Retail/Consumer Products
------------------------
33.6% and 17.6% at December 31, 2005 and 2004, respectively
----------------------------------------------------------
Dakota Arms,      Preferred
 Inc. (a) (b)     shares        2004      571,430   1,000,001      200,001   1,000,001   1,000,003
Dakota Holdings,  LLC           2004-
 LLC  (a)         units         2005    1,520,000   2,547,500      532,000     150,000     262,500
Dakota Holdings,  Bridge
 LLC  (b)         loan (2)      2005          153         153           31           0           0
                                                   ----------    ---------  ----------   ---------
                                                    3,547,654      732,032   1,150,001   1,262,503
                                                   ----------    ---------  ----------   ---------

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



Technology Funding Venture Partners V, L.P.     2:40 PM     05/31/06
(a Delaware limited partnership, in process of liquidation)

Page 1 of 10
Technology Funding Venture Partners V, L.P.
(a Delaware limited partnership, in process of liquidation)